Form 10KSB
period 1999-10-31
SOLAR SATELLITE COMMUNICATION INC
filed 2000-07-24
CIK 729588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1999 Commission file number: 0-12169

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                       SOLAR SATELLITE COMMUNICATION, INC.
                 (Name of small business issuer in its charter)

                                    COLORADO
 -------------------------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)

                                   84-0907644
                      (I.R.S. Employer Identification No.)

 6300 South Syracuse Way, Suite 293,Englewood Colorado                 80111
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                             (Zip Code)

Issuer's telephone number: (720)529-5518/(303)721-7300
                           ---------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes      No  X
   -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. [ ]

State issuer's revenues for its most recent fiscal year: $445,130

The aggregate market value of the voting stock held by non-affiliates shares (3,455,801 of $.001 par value Common Stock) was $0 as of July 15, 2000. The stock price for computation purposes was $-0-, based on the fact that there is presently no Market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

     The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, July 15, 2000 was 7,505,801 shares.

SOLAR SATELLITE COMMUNICATION, INC.

INDEX TO ANNUAL REPORT
ON FORM 10-KSB                                                              Page

PART I ........................................................................1

     Item 1.        DESCRIPTION OF BUSINESS....................................1

     Item 2.        DESCRIPTION OF PROPERTY...................................11

     Item 3.        LEGAL PROCEEDINGS.........................................11

     Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......11

PART II.......................................................................11

     Item 5.        MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS.......................................11

     Item 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                    OF OPERATION..............................................12

     Item 7.        FINANCIAL STATEMENTS......................................12

     Item 8.        DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE......................................12

PART III .....................................................................13

     Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                    EXCHANGE ACT..............................................13

     Item 10.       EXECUTIVE COMPENSATION....................................14

     Item 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT................................................14

     Item 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............15

     Item 13.       EXHIBITS AND REPORTS ON FORM 8-K..........................15

PART I

     The matters addressed in this report on Form 10-KSB, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth in the Business section (Item 1) and elsewhere in this report.

Item 1.  DESCRIPTION OF BUSINESS

     (a) History of the Company

     Solar Satellite Communication, Inc. (the "Company" or the "Registrant"), is a Colorado corporation. The principal business address is 6300 South Syracuse Way, Suite 293,Englewood, Colorado 80111. Its phone number is (720) 529-5518

     We were organized under the laws of the State of Colorado on April 6, 1983 to engage in the business of community satellite-based cable television systems. During 1986, the Company sold substantially all of its operating assets and in 1987 sold one of its two remaining systems and terminated the contract rights on the last system essentially ceasing operations. The Company has been inactive since 1989.

     Between May of 1984 and December of 1985, the Company sold 75,058,000 shares of its common stock in a public offering. In June of 1988, the Company purchased 3,000,000 shares of Hydro-Seek, Inc. for $300,000 and warrants to purchase an additional 3,000,000 shares of Hydro-Seek, Inc. for $30,000. Hydro-Seek subsequently changed its name to Accelr8 Technology, Inc. In January of 1989, the Company completed a reverse stock split whereby each ten shares of common stock issued and outstanding as of the effective date of the split became one share immediately subsequent to the split (one for ten). In approximately 1992, the Company sold 889,400 shares of the Accelr8 stock for an average price of $0.05 per share to pay expenses of the Company. During essentially the same period of time, many of the Company's shareholders returned their stock in the Company to the transfer agent for cancellation in their efforts to write off their investment for tax purposes.

     In March of 1994, the Company's Management engaged in a business transaction whereby a majority of the stock of the Company was transferred to Rabex USA Holdings, Inc., a Japanese firm. As part of this transaction, Management sold a total of 3,600,000 options and 675,000 shares owned by them in exchange for $150,000. Immediately after the acquisition of the options, Rabex exercised those options which resulted in their ownership increasing to a total of 3,835,000 shares (approximately 51%) of the Company's issued and outstanding common stock. As part of this transaction, the principals of Rabex were appointed officers and directors of the Company whose only asset at that time was its investment in Accelr8.

     In January of 1996, Accelr8 engaged in a one share for four shares reverse stock split and the value of the Accelr8 stock started increasing as its business prospects improved. From March 1994, when Rabex first acquired control, through July of 1997, new Management of the Company failed to make any progress towards commencing operations, acquiring operations of another company or merging with an operating entity as was originally planned. Therefore, during the summer of 1997, the former Management of the Company contacted the new Management of the Company in Japan in an effort to insist that the new Management take some action toward revitalizing the Company in an effort to enhance shareholders' value. As a result of this contact, Rabex discovered that it had lost the Accelr8 stock certificates. During this period of time the market price of Accelr8 stock had risen from $.10 per share to as high as approximately $28 per share. Rabex attempted but was unable to obtain a lost instrument bond regarding the Accelr8 stock because of the cost of the bond and because of its inability to provide a required indemnification for the bonding company from a financially strong source. Subsequently Rabex attempted to sell its interest in the Company which included discussions with management of Accelr8. In approximately May of 1998, when the Accelr8 stock was selling at approximately $15 per share, the present Management of the Company commenced direct negotiations to reacquire the Rabex interest in the Company's common shares through Management's limited liability company, Satellite Investment Group, LLC ("SIG"). These negotiations resulted in a stock purchase agreement being executed on the 22nd of May, 1998, which provided for the payment of $1.8 million to Rabex in exchange for all of the Company shares owned by Rabex.

     On June 3, 1998 the Company entered into an Asset Rehabilitation Agreement with SIG which provided for the payment of a rehabilitation fee to SIG of $2.5 million if it were able to cause the lost Accelr8 stock certificates to be replaced and become freely saleable by the company. The Asset Rehabilitation Agreement was approved by the Board of Directors of the Company on June 23, 1998 pursuant to a resolution that recited that the Company had been unable to realize any value from its ownership of the Accelr8 stock because the stock certificates had been lost; that the actions which SIG planned to take to obtain reissuance of the lost certificates were actions which the Company did not have the financial capability to take; and that to the knowledge of the Company, there was no other source available to it for obtaining reissuance of the lost certificates on a more favorable basis than that provided for in the Asset Rehabilitation Agreement. On July 8, 1998, the sale of the Company stock by Rabex to SIG was completed.

     Subsequently, a lost security bond was issued by a surety company in consideration for a premium of $137,189 and in consideration for an indemnification of the surety company from an individual with a substantial net worth who was paid an indemnification fee by SIG of $1,600,000. Thereafter, replacement certificates for the Accelr8 stock were issued and a restrictive Rule 144 legend which has been on the lost certificates was removed. Between July of 1998 and January of 1999, the Company liquidated all 527,650 shares of Accelr8 stock at an average price of $7.02 per share for total consideration of $3,704,103, paid the asset rehabilitation fee and reimbursed the entity which paid the bond fee (but did not reimburse the indemnity fee). (See: Item 12. "Certain Relationships and Related Transactions.")

     (b) Current Operations

     Our current operations consist solely of seeking merger candidates.

     We will attempt to locate and negotiate with a business entity for the merger of that target company into the Company or a wholly owned subsidiary of the Company formed for the purpose of such a merger. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating a transaction with any target company.

     We have attempted to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

     We believe there are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

     * the ability to use registered securities to make acquisition of assets or businesses;
     *    increased visibility;
     *    the facilitation of borrowing from financial institutions;
     *    improved trading efficiency;
     *    shareholder liquidity;
     *    greater ease in subsequently raising capital;
     *    compensation of key employees through stock options;
     *    enhanced corporate image;
     *    a presence in the United States capital market.

     A business entity, if any, which may be interested in a business combination with the Company may include the following:

     * a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

     * a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

     * a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

     * a company which believes that it will be able obtain investment capital on more favorable terms after it has become public;

     * a foreign company which may wish an initial entry into the United States securities market;

     * a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

     * a company seeking one or more of the other perceived benefits of becoming a public company.

     A business combination with a target company may involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target business of its own management and board of directors.

     The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. At the present time there is no market for the Company's securities.

     (C) Risks Related to the Plan of Operation

     The Company's business is subject to numerous risk factors, including the following:

     WE HAVE NO RECENT OPERATING HISTORY, OPERATING REVENUE AND WE HAVE MINIMAL ASSETS. The Company has had no operations since approximately 1987. The Company has only limited assets and financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

     THE SPECULATIVE NATURE OF OUR PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While Management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the target company and numerous other factors beyond the Company's control.

     THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources and technical expertise than the Company and, consequently, the Company may be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

     WE HAVE NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a business entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

     OUR MANAGEMENT HAS ONLY A LIMITED TIME COMMITMENT TO THE COMPANY. Our Officers and Directors have several business interests and will devote their efforts only part time to the Company's business. While seeking a business combination, Management anticipates devoting a limited number of hours each month to the business of the Company. The Company's officers have not entered into written employment agreements with the Company and they are not expected to do so in the foreseeable future. We have not obtained key man life insurance on its officer or director. Notwithstanding the combined limited experience and time commitment of Management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

     OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH THE BUSINESS OF OUR COMPANY. The Company's officers and directors participate in other business ventures which may result in conflicts of interest and non-arms length transactions arising in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of Management serves as officer, director or partner, or in which they or their family members own or hold any ownership interest.

     BEING A REPORTING COMPANY COMPLICATES AND COULD DELAY AN ACQUISITION.
Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires us to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     WE HAVE A LACK OF MARKET RESEARCH AND NO MARKETING ORGANIZATION. We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

     CERTAIN REGULATIONS MAY APPLY TO OUR OPERATIONS. Although the Company will be subject to regulation under the Exchange Act, Management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have not obtained a formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. If we inadvertently violate such Act, we could be subjected to material adverse consequences.

     THERE WILL BE A CHANGE IN MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our Management to sell or transfer all or a portion of the Company's common stock held by them, and to resign as directors and officers of the Company. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

     THE PLAN OF OPERATION PROVIDES FOR SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS AS A RESULT OF A MERGER. Our plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

     WE MAY NOT BE ABLE TO ENGAGE IN A TAX FREE ACQUISITION. We intend to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non- qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on the parties to the transaction and therefore the transaction.

     THE REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. We will require that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements.

     Such audited financial statements may not be immediately available. In such case, the Company intends to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents relative thereto will include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

     (d) Plan of Operation

     We intend to merge with or acquire a business entity in exchange for our securities. We have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition.

     We anticipate seeking out a target business through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to Management.

     We have no full time employees. The Company's Management has agreed to allocate a portion of their time to the activities of the Company as consultants. The president anticipates that the business plan of the Company can be implemented by his devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

     The Company's officers and directors expect, in the future, to become involved with other companies which have a business purpose similar to that of the Company. A conflict may arise in the event that another blank check company with which Management is affiliated is formed and actively seeks a target business. Management anticipates that target businesses will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies. However, other blank check companies that may be formed may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target business may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

     The Certificate of Incorporation of the Company provides that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

     Our plan is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     We anticipate that the selection of a business opportunity in which to participate may be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, Management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     The Company has, and will continue to have, only limited capital with which to provide the owners of business opportunities with any cash or other assets. However, we believe the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of Company Management who are not professional business analysts. In analyzing prospective business opportunities, Management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of Management services which may be available and the depth of that Management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with Management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

     We will in all likelihood not be experienced in matters relating to the business of a target company but will rely upon outside consultants or advisors to assist us in the search for and analysis of qualified target companies.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to raise additional funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction.

MANNER OF ACQUISITION

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We also could acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present Management and shareholders of the Company will no longer be in control of the Company. In addition, some or all of our directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new directors without a vote of our shareholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on that market.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

     We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present Management of the Company.

     The Company has adopted a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officers, directors, and controlling shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

COMPETITION

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company may be at a competitive disadvantage compared to the Company's competitors.

Item 2. DESCRIPTION OF PROPERTY

     The Company utilizes the offices of its officers and directors without change consisting of approximately 2,500 square feet located at 6300 South Syracuse Way, Suite 293,Englewood, Colorado 80111.

Item 3. LEGAL PROCEEDINGS

     No legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.


PART II

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Principal Market or Markets. The Company's stock has not traded since 1987 and at the present time it has no trading symbol.

     (b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock at July 2000, was approximately 1,100.

     (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

     (d) Recent Sales of Unregistered Securities.

         NOT APPLICABLE

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Forward-Looking Statements

     Certain statements contained in this annual report on Form 10KSB including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results and the structure of transactions which may occur in the future could differ materially from those described in these forward-looking statements for many reasons, including those set forth in the risk factors included herein and for other reasons including the demands of the specific business entity with which the company may elect to engage in a transaction.

     Plan of Operation

          See Part I, Item 1., "Business-Plan of Operation."

     Liquidity and Capital Resources

     At October 31, 1999, the Company's fiscal year end, the Company had cash and cash equivalents of $660,143.00, an increase of $654,797.00 from October 31, 1998. The increase is entirely a result of the cash generated by the sale of the Accelr8 stock previously held for investment. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of a business, operations, or assets of an operating entity. At present time, Management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

     We believe that our current cash and equivalents will satisfy our expected working capital requirements through fiscal 2000 and thereafter until an acquisition is consummated.

Item 7. FINANCIAL STATEMENTS

     The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and their accompanying footnotes appear at Pages F-3 through F-11 hereof. These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.

Item 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a) Directors and Executive Officers. The names and ages of the Directors and executive officers of the Company are as follows:



Name                   Age        Position                     Since

Robert J. Guerra       45         Director, Chief Executive    July 1998
                                  Officer and President

Craig A. Kleinman      44         Director, Vice President     July 1998
                                  and Treasurer

Stephen A. Maguire     49         Director and Secretary       July 1998


     The Director serves until the next annual meeting of shareholders, and until his successor is elected and qualified.

     The following sets forth information concerning the principal occupations and business experience of the current Officers and Directors of the Company:

     Robert J. Guerra, has served as a director, Chief Executive Officer and President of the Company since July 1998. Mr. Guerra has been a shareholder and co-founder of Kleinman, Guerra & Co., P.C., a certified public accounting firm since 1988. From 1985 to 1988 Mr. Guerra served as the President and director of Beaumont Properties, a full service real estate development and management company. Mr. Guerra received a B.S. degree in accounting from Fairleigh Dickinsen University and a Masters degree in taxation form Denver University School of Law

     Craig A. Kleinman, has served as a director, Vice President and Treasurer of the Company since July 1998. Mr. Kleinman has been a shareholder and co-founder of Kleinman, Guerra & Co., P.C., a certified public accounting firm since 1988. From April 1993 to April 1996 Mr. Kleinman served as the Chief Financial Officer and currently is a director and corporate secretary of 4Front Technologies, Inc. Mr. Kleinman received a B.S. degree in business from the University of Colorado.

     Stephen A. Maguire, has served as a director and Secretary since July 1998. Mr. Maguire has been a partner of Maguire and Rabum, LLC, a law practice devoted to business, real estate and finance, since 1993. In 1992, Mr. Maguire was an Associate Attorney with Schied & Horlbeck, P.C. Mr. Maguire is also the President of St. Charles Investment Company. Mr. Maguire received a B. A. from the University of Notre Dame, a M. A. in Librarianship for the University of Denver and a J.D. for the University of Colorado.

Item 10. EXECUTIVE COMPENSATION

     No officer or director of the Company directly received compensation except as disclosed in Item 12 Certain Relationships and related Transactions.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The registrant's securities are recorded on the books of its transfer agent in registered form. A substantial portion of the shares are, however, registered in the name of intermediaries such as brokerage houses and clearing houses on behalf of their respective clients. Management does not have knowledge of the beneficial owners thereof.

     The following table sets forth information regarding beneficial ownership as of July 15, 2000, of the Company's common stock by any person who is known by the Company to be the beneficial owner of more than five percent (5%) of the Company's voting securities, and by each Director of the Registrant, and by officers and Directors of the Registrant as a group. As of July 15, 2000, there were 7,505,801 common shares issued and outstanding.

     All ownership is beneficial and on record and all beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.



Title of          Name and Address               Number of     Percent of
--------          ----------------               ---------     ----------
 Class                                             Shares        Class
 -----                                             ------        -----

Common Stock      Satellite Investment (1)       3,825,000       50.96%
                  Group, LLC
                  6300 South Syracuse Way
                  Suite 293
                  Englewood, CO 80111
Common Stock      Robert J. Guerra (1)(2)        3,937,500       52.46%

Common Stock      Craig A. Kleinman (1)(2)       3,937,500       52.46%

Common Stock      Stephen A. Maguire (1)         3,825,000       50.96%

Common Stock      Officers and Directors as      4,050,000       53.96%
                  a group (3 people)

     (1) Satellite Investment Group's members are Robert J. Guerra, Craig A. Kleinman and Stephen A. Maguire. Each member has a membership interest of 33.33%.

     (2) Mr. Guerra indirectly owns 112,500 shares which are registered in the name of Craig A. Kleinman.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the purchase of control of the Company by Satellite Investment Group, LLC, a limited liability company, whose members are Robert J. Guerra, Craig A. Kleinman and Stephen A. Maguire, the directors and management of the Company, in June 1998 at a time when the market value of the Accelr8 stock was approximately $8 million the Company entered into an Asset Rehabilitation Agreement with Satellite Investment Group, LLC pursuant to which the Company agreed to pay Satellite Investment Group, LLC a Rehabilitation Fee of $2,500,000 if it were able to cause the Accelr8 stock certificates to be replaced and to become freely saleable by the Company. In approving the Asset Rehabilitation Agreement and the Rehabilitation Fee the board of directors of the company acknowledged that the Company had been unable to realize any value from its ownership of the Accelr8 stock because the stock certificates had been lost and the company had no source funding available to it to obtain reissuance of the lost certificates on a more favorable basis than that provided for in the Asset Rehabilitation Agreement. Once Satellite Investment Group LLC obtained the Asset Rehabilitation Agreement, it purchased 50.96% of the Company stock from the prior management and the board of directors and management of the company changed. Satellite Investment Group, LLC then paid $137,189 to Seaboard Surety Company for issuing a bond for the replacement of the lost certificates. This payment was subsequently reimbursed by the Company. To obtain the required bond, Satellite Investment Group, LLC also was required to provide an unlimited indemnification to Seaboard Surety Company from a substantial indemnitor. The fee of the indemnitor for the indemnity to Seaboard Surety Company was paid by Satellite Investment Group, LLC. The Rehabilitation Fee and the cost of the bond were added to the cost basis of the Accelr8 stock. Thereafter, replacements certificates for the Accelr8 stock were sold between July 1998 and January 1999 at an average price of $7.02 per share for a total consideration of $3,704,103. No shares of Acceler8 are currently owned by the Company.

     The Company paid $32,050 and $69,259 of professional fees during the years ended October 31, 1998 and 1999, respectively to Belaire Business Group, a partnership whose partners are Craig A. Kleinman and Robert J. Guerra, members of Satellite Investment Group, LLC, and directors and management of the Company.

     The Company paid $5,610 of legal fees to a law firm, whose principal is Stephen A. Magurie, a member of Satellite Investment Group, LLC, and a director and manager of the Company.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following financial information is filed as part of this report:

     1) Financial Statements
     2) Schedules

     3) Exhibits. The following exhibits are furnished as part of this report:

        Item 601
        Exhibit No. Description

        3.1     Articles of Incorporation (filed herewith).

        3.2 Articles of Amendment to the Articles of Incorporation of Solar Satellite Communications dated June 7, 1983 (filed herewith).

        3.3 Articles of Amendment to the Articles of Incorporation of Solar Satellite Communications dated September 22, 1983 (filed herewith).

        3.4 Articles of Amendment to the Articles of Incorporation of Solar Satellite Communications dated November 29, 1988 (filed herewith).

        3.5 Articles of Amendment to the Articles of Incorporation of Solar Satellite Communications dated January 17, 1989 (filed herewith).

        3.6     Bylaws (filed herewith).

        10.1 Stock Purchase Agreement by and between SIG and Tamiya Wantanabe dated May 21, 1998 (previously filed as exhibit (a) on registrant's current report on Form 8-K dated July 23, 1998 (File No.000-12169) incorporated herein by reference).

        10.2 Asset Rehabilitation Agreement dated June 3, 1998 (previously filed as exhibit (b) on registrant's current report on Form 8-K dated July 23, 1998 (File No. 000- 12169) incorporated herein by reference).

        10.3 Pledge and Security Agreement dated July 8, 1998 (filed herewith).

        10.4 Indemnity and Restriction Agreement dated July 8, 1998 (filed herewith).

        10.5    Recission and Reimbursement Agreement dated April   , 2000
                (filed herewith).

        27      Financial Data Schedule (filed herewith).


Reports on Form 8-K

        (b)     Reports on Form 8-K filed during the fourth quarter of 1999 -
                None.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-2

Financial Statements:

         Balance Sheets                                                     F-3

         Statements of Operations                                           F-4

         Statement of Changes in Stockholders' Equity                       F-5

         Statements of Cash Flows                                           F-6

Notes to Financial Statements                                               F-7

                                 AJ. ROBBINS, PC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Solar Satellite Communication, Inc.
Englewood, Colorado


We have audited the accompanying balance sheets of Solar Satellite Communication, Inc. as of October 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Satellite Communication, Inc. as of October 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                               AJ. ROBBINS, PC
                                               CERTIFIED PUBLIC ACCOUNTANTS
                                                AND CONSULTANTS





Denver, Colorado
December 21, 1999



                       SOLAR SATELLITE COMMUNICATION, INC.
                                 BALANCE SHEETS
                                 ==============

                                     ASSETS

                                                                    October 31,
                                                                   1999           1998
                                                            -----------    -----------


CURRENT ASSETS:
     Cash and cash equivalents                              $   660,143    $     5,346
     Marketable securities - trading                               --          590,374
     Amount due from directors                                  292,166           --
     Accrued interest receivable, directors                         360           --
     Deferred tax asset                                            --          207,000
                                                            -----------    -----------
                                                            $   952,669    $   802,720
                                                            ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES                                                 $      --      $      --
                                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,000,000 shares
authorized, none issued or outstanding                             --             --
     Common stock, $.001 par value, 25,000,000 shares
authorized; 7,505,801 shares issued and
outstanding                                                       7,506          7,506
     Additional paid-in capital                               2,775,986      2,775,986
     Accumulated (deficit)                                   (1,830,823)    (1,980,772)
                                                            -----------    -----------

                  Total Stockholders' Equity                    952,669        802,720
                                                            -----------    -----------

                                                            $   952,669    $   802,720
                                                            ===========    ===========

                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       SOLAR SATELLITE COMMUNICATION, INC.
                            STATEMENTS OF OPERATIONS
                            ========================


                                                        Years Ended October 31,
                                                      --------------------------
                                                           1999         1998
                                                      -----------   ------------

REVENUES:
     Realized gain on sale of marketable securities   $   406,244   $ 1,044,219
     Unrealized (loss) on marketable securities              --        (384,262)
     Interest and dividend income                          23,077           990
     Interest income, directors                            15,809          --
                                                      -----------   ------------

                  Total Revenues                          445,130       660,947
                                                      -----------   ------------


COSTS AND EXPENSES:
     General and administrative                            88,181        48,446
     Interest expense                                        --           2,984
                                                      -----------   ------------

                  Total Expenses                           88,181        51,430
                                                      -----------   ------------


INCOME BEFORE INCOME TAX PROVISION (BENEFIT)              356,949       609,517


INCOME TAX PROVISION (BENEFIT)                            207,000      (207,000)
                                                      -----------   ------------


NET INCOME                                            $   149,949   $   816,517
                                                      ===========   ============


NET INCOME PER COMMON SHARE BASIC AND
DILUTED                                               $       .02    $      .11
                                                      ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANING                                       7,505,801      7,505,801
                                                      ===========    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                         SOLAR SATELLITE COMMUNICATION, INC.
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998
                                    =============================================


                                                            Additional
                                       Common Stock           Paid-In     Accumulated
                                  Shares         Amount       Capital      (Deficit)        Total
                                  ------         ------       -------      ---------        -----
Balances at October 31, 1997      7,505,801   $     7,506   $ 2,775,986   $(2,797,289)   $   (13,797)

Net income for the year ended          --            --            --         816,517        816,517
      October 31, 1998           ----------   -----------   -----------   -----------    -----------

Balances at October 31, 1998      7,505,801         7,506     2,775,986    (1,980,772)       802,720

Net income for the year ended          --            --            --         149,949        149,949
      October 31, 1999          -----------   -----------   -----------   -----------    -----------

Balances at October 31, 1999      7,505,801   $     7,506   $ 2,775,986   $(1,830,823)   $   952,669
                                ===========   ===========   ===========   ===========    ===========

                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                   SOLAR SATELLITE COMMUNICATION, INC.
                                        STATEMENTS OF CASH FLOWS
                                        ========================


                                                                  Years Ended October 31,
                                                              ----------------------------
                                                                   1999           1998
                                                              ------------    ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $   149,949    $   816,517
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Unrealized loss on marketable securities                     --          384,262
         Proceeds from sales of marketable securities              996,618      2,896,773
         Purchases of marketable securities                           --         (190,000)
         Realized gain on marketable securities                   (406,244)    (1,044,219)
         Asset rehabilitation fee                                     --       (2,637,189)
         Deferred taxes                                            207,000       (207,000)
         (Increase) decrease in amount due from directors         (292,166)          --
         (Increase) decrease in accrued interest receivable,
directors                                                             (360)          --
         Increase (decrease) in accounts payable                      --          (13,798)
                                                               -----------    -----------

                  Net Cash Provided by Operating Activities        654,797          5,346
                                                               -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES                                  --             --
                                                               -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES                                  --             --
                                                               -----------    -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                          654,797          5,346


CASH AND CASH EQUIVALENTS, beginning of year                         5,346           --
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                         $   660,143    $     5,346
                                                               ===========    ===========

Supplemental Cash Flow Information:
See Note 5


                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------
Solar Satellite Communication, Inc. (the Company) was organized under the laws of the State of Colorado on April 6, 1983. The Company has not had any significant operating activities since 1989.

During 1994, Rabex USA Holdings, Inc., a Colorado corporation purchased 225,000 shares of common stock and 3,600,000 stock options from the former directors. Upon exercise of the stock options Rabex USA Holdings, Inc. became a 50.96% shareholder and the board of directors and management changed at that time. The principal asset of the Company at this time was shares of Accelr8 Technology Corporation (Accelr8). Subsequently, certificates for the Accelr8 shares were lost.

In July 1998, Satellite Investment Group, LLC, a Colorado limited liability company purchased 3,825,000 shares of common stock from Rabex Holdings, Inc. Satellite Investment Company, LLC became a 50.96% shareholder and the board of directors and management changed at that time.

Subsequent to the acquisition of control of the Company by Satellite Investment Group, LLC, it obtained for the benefit of the Company a lost security bond for the lost Accelr8 certificates and also provided a required indemnity to the bonding company. Thereafter all Accelr8 shares were sold between July 1998 and January 1999.

Cash and Cash equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity at the date of purchase of three months or less as cash equivalents.

Investments
-----------
The Company has adopted Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, issued by the Financial Accounting Standards Board. In accordance with Statement No. 115, the Company's investments in debt and equity securities, have been classified as trading securities held principally for resale in the near term. Consequently, the investments are carried at fair value, with unrealized gains and losses included in earnings in the period they arise. Realized gains and losses are computed by using the cost of marketable securities on a first-in, first-out basis.

Income Taxes
------------
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences.

                       SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share
-------------------------
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, options and warrants. During the years ended October 31, 1999 and 1998, there was no dilution from preferred stock, options or warrants outstanding to be considered in calculating diluted earnings per share.

Fair Value of Financial Instruments
-----------------------------------
The carrying value of cash and cash equivalents and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of marketable securities - trading are recorded at fair value in accordance with generally accepted accounting principles.

Year 2000 Issues
----------------
Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to year 2000 and subsequent years may be misinterpreted by these programs. If present in the computer applications of the Company, or its suppliers and customers, and not corrected, this problem could cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have a short-term adverse effect on the Company's business and results of operations. Management does not believe the year 2000 problem will have a material adverse effect on the Company.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - INVESTMENT IN ACCELR8 TECHNOLOGY CORPORATION (Also see Note 4)

In 1988, the Company acquired 3,000,000 shares, or 20%, of Accelr8 Technology Corporation, a publicly traded company. Accelr8 is in the business of developing and marketing proprietary computer software for the mini-super computer market. The Company sold 150,000 shares during 1991 and another 150,000 shares during 1992, thereby reducing its investment to 2,700,000 shares or 12% of the investee company. Again in 1993, the Company sold 369,700 shares, reducing its investment to 2,330,300 shares or 11%, of the investee company. In February 1993, an officer, who is also a director and shareholder of the Company, resigned as

                       SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 2 - INVESTMENT IN ACCELR8 TECHNOLOGY CORPORATION
(Continued)

director of the investee company. As of 1993 the Company discontinued its use of the equity method because it no longer had significant influence over the operating and financial operations of the investee company.

During 1994 the Company sold an additional 219,700 shares reducing the investment to 2,110,600 shares of the investee company. In 1996 Accelr8 enacted a one for four reverse stock split thus bringing the number of shares held by the Company to 527,650 shares of the investee company.

A change in control and management of the Company occurred in 1994 at which time the Accelr8 Technology Corporation common stock certificates (the certificates) were handed over. Subsequent to the change in control and management in 1994 the Company remained inactive and the certificates were lost. The Company was unable to pay the cost and provide the financial indemnity required for a lost security bond for reissuance of the lost certificates. Subsequently in 1998 when the Accelr8 certificates remained lost, Satellite Investment Group, LLC entered into a contract to purchase control of the Company from Rabex USA Holdings, Inc.

In connection with the sale of control of the Company to Satellite Investment Group, LLC, in June 1998 at a time when the market value of the Accelr8 stock was approximately $8 million the Company entered into an Asset Rehabilitation Agreement with Satellite Investment Group, LLC, a related party, pursuant to which the Company agreed to pay Satellite Investment Group, LLC a Rehabilitation fee of $2,500,000 if it were able to cause the Accelr8 stock certificates to be replaced and to become freely saleable by the Company. In approving the Asset Rehabilitation Agreement and the Rehabilitation Fee the board of directors of the Company acknowledged that the Company had been unable to realize any value from its ownership of the Accelr8 stock because of the lost certificates and that there was no other source available to it for obtaining reissuance of the lost certificates on a more favorable basis than that provided for in the Asset Rehabilitation Agreement. Satellite Investment Group, LLC purchased 50.96% of the Company stock and the board of directors and management of the Company changed. Satellite Investment Group, LLC then paid $137,189 to Seaboard Surety Company for issuing a bond for the replacement of the lost certificates, which payment was reimbursed by the Company, and Satellite Investment Group, LLC obtained for Seaboard Surety Company a required indemnity from a substantial indemnitor. The fee of the indemnitor for the indemnity to Seaboard Surety Company was paid by Satellite Investment Group, LLC and Satellite Investment Group, LLC agreed to indemnify the indemnitor. The Rehabilitation fee and the cost of the bond were added to the cost basis of the Accelr8 stock. Thereafter, replacement certificates for the Accelr8 stock were sold between July 1998 and January 1999 at an average price of $7.02 per share for a total consideration of $3,704,103. No shares of Accelr8 are currently owned by the Company.

                       SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================

NOTE 3 - INCOME TAXES

The components of deferred tax assets and (liabilities) is as follows:

                                                           1999          1998
                                                        ---------     ---------

Total deferred tax assets                               $ 273,000     $ 401,000
Less valuation allowance                                 (273,000)         --
                                                        ---------     ---------
                                                             --         401,000
Total deferred tax (liabilities)                             --        (194,000)
                                                        ---------     ---------

Net deferred tax asset (liability)                      $    --       $ 207,000
                                                        =========     =========

The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) are as follows:
                                                           1999          1998
                                                        ---------     ---------

Marketable securities                                   $    --       $(194,000)
Net operating loss carryover                              273,000       401,000
Valuation allowance                                      (273,000)         --
                                                        ---------     ---------

                                                        $    --       $ 207,000
                                                        =========     =========

The provision (benefit) for income taxes consists of the following:
                                                           1999          1998
                                                        ---------     ---------

Current                                                 $    --       $    --
Deferred                                                  207,000      (207,000)
                                                        ---------     ---------

                                                        $ 207,000     $(207,000)
                                                        =========     =========

The components of deferred income tax expense (benefit) is as follows:

                                                           1999          1998
                                                        ---------     ---------

Marketable securities                                   $(194,000)    $ 194,000
Net operating loss carryover                              128,000      (401,000)
Valuation allowance                                       273,000          --
                                                        ---------     ---------

                                                        $ 207,000     $(207,000)
                                                        =========     =========

                       SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 3 - INCOME TAXES (Continued)

Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory funded income tax rates to pre-tax income and the reported amount of income tax expense:

                                                          1999           1998
                                                       ---------      ---------

Tax expense at federal statutory rates                 $ 121,000      $ 207,000
Net operating loss carryforward                         (117,000)      (185,000)
Change in valuation on marketable securities                --         (355,000)
Change in unrealized gain/loss                              --          131,000
Change in deferred income taxes                          (66,000)          --
Change in valuation allowance                            273,000           --
Other                                                     (4,000)        (5,000)
                                                       ---------      ---------

                                                       $ 207,000      $(207,000)
                                                       =========      =========

The Company has a net operating loss carryforward of approximately $733,000, which will expire beginning in 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company paid $2,500,000 during the year ended October 31, 1998 to Satellite Investment Group, LLC, a limited liability company, whose members are the directors and management of the Company (See Note 2).

The Company paid $32,050 and $69,259 of professional fees during the years ended October 31, 1998 and 1999, respectively to Belaire Business Group, a partnership whose partners are members of Satellite Investment Group, LLC, and directors and management of the Company.

The Company paid $5,610 of legal fees to a law firm, whose principal is a member of Satellite Investment Group, LLC, and is a director and manager of the Company.

During 1999 the Company purchased and held certain securities. Subsequently, the Company entered into a Recission and Reimbursement Agreement with its directors to revoke and rescind ab initio the Company's acquisition of such securities and to provide for the restoration by the directors of the Company to a position no less favorable than they would have been as of the date of reimbursement if the securities had not been purchased. The reimbursable costs of the securities were recorded on the Company's financial statements as amount due from directors. Interest is being accrued at the rate of 4.5% at October 31, 1999. All dividends and interest paid with respect to the securities and proceeds from all sales of the securities have been used to reduce the outstanding balance of principal and accrued interest on the amount due from directors. The remaining balance of the amount due from directors is due April 30, 2000.

                       SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 5 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS AND NON-CASH INVESTING AND FINANCING ACTIVITIES

                                       1999                  1998
                                   -------------         ------------

Cash paid for interest             $       -             $      2,984
Cash paid for income taxes                 -                     -

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Solar Satellite Communications, Inc.


Date:  July 20, 2000                        By: /s/  Robert Guerra
                                              ---------------------------------
                                              Robert Guerra
                                              President

        In accordance with the Echange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: /s/  Robert Guerra                      Date:  July 20, 2000
  -------------------------------------
           Robert Guerra
           President, Chief
           Executive Officer
           and Director


    /s/  Graig A. Kleinman                  Date:  July 20, 2000
  -------------------------------------
  Graig A. Kleinman
  Director, Vice President
  and Treasurer


   /s/  Stephen A. Maguire                  Date:  July 20, 2000
  -------------------------------------
  Stephen A. Maguire
  Director and Secretary