Form 10QSB
period 1999-07-31
SOLAR SATELLITE COMMUNICATION INC
filed 2000-07-26
CIK 729588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 31, 1999.

Commission file number 0-12169

                       SOLAR SATELLITE COMMUNICATION, INC.
        (Exact name of small business issuer as specified in its charter)

           Colorado                                              84-0907644
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   630 South Syracuse Way, Suite 293,                              80111
         Englewood, Colorado                                     (Zip Code)
(Address of principal executive offices)

                                  (720)529-5518
                           (Issuer's telephone number)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __ No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of July 31, 1999, 7,505,801 shares of common stock, no par value, were outstanding.

                                      INDEX

PART I  FINACNIAL INFORMATION.................................................1

   Item 1.  Financial Statements..............................................1

     NOTES TO CONDENSED FINANCIAL STATEMENTS..................................4

   Item 2.  Plan of Operation.................................................5

PART II--OTHER INFORMATION....................................................6

   Items 1. Legal Proceedings.................................................6

   Item 2.  Change in Securities..............................................6

   Item 3.  Defaults Upon Senior Securities...................................6

   Item 4.  Submission of Matter to a Vote of Security Holders................6

   Item 5.  Other Information.................................................6

   Item 6.  Exhibits and Reports on Form 8-K..................................6



     *The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.



                            PART I FINACNIAL INFORMATION

Item 1. Financial Statements

                         SOLAR SATELLITE COMMUNICATION, INC.

                                   BALANCE SHEET

                                       ASSETS
                                       ------

                                                            July 31,       July 31,
                                                              1999           1998
                                                          -----------    -----------
                                                          (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                            $   386,722    $     5,346
     Marketable securities - trading                             --          590,374
     Amount due from directors                                558,963           --
     Accrued interest receivable, directors                     5,633           --
     Deferred tax asset                                          --          207,000
                                                          -----------    -----------

                                                          $   951,318    $   802,720
                                                          ===========    ===========



                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------



                    LIABILITIES                           $      --      $      --
                                                          -----------    -----------

           COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,000,000 shares
        authorized, none issued or outstanding                   --             --
     Common stock, $.001 par value, 25,000,000 shares
        authorized; 7,505,801 shares issued and
        outstanding                                             7,506          7,506
     Additional paid-in capital                             2,775,986      2,775,986
     Accumulated (deficit)                                 (1,832,174)    (1,980,772)
                                                          -----------    -----------

                  Total Stockholders' Equity                  951,318        802,720
                                                          -----------    -----------

                                                          $   951,318    $   802,720
                                                          ===========    ===========

                                         1


                                         SOLAR SATELLITE COMMUNICATION, INC.

                                               STATEMENT OF OPERATIONS
                                                     (Unaudited)


                                                    For the            For the            For the           For the
                                                  Three Months       Three Months        Nine Months      Nine Months
                                                 Ended July 31,     Ended July 31,      Ended July 31,   Ended July 31,
                                                     1999               1998               1999              1998
                                                  -----------        -----------        -----------       -----------
                 REVENUES:
   Realized gain on sale of marketable
      securities                                  $      --          $ 1,044,219        $   406,244       $ 1,044,219
   Unrealized (loss) on marketable securities            --              164,748               --             164,748
   Interest and dividend income                         7,160               --               16,944              --
   Interest income, directors                           6,457               --               10,827              --
                                                  -----------        -----------        -----------       -----------

         Total Revenues                                13,617          1,208,967            434,015         1,208,967
                                                  -----------        -----------        -----------       -----------


COSTS AND EXPENSES:
   General and administrative                          13,946             18,253             78,417            18,253
   Interest expense                                      --                1,980               --               1,980
                                                  -----------        -----------        -----------       -----------

         Total Expenses                                13,946             20,233             78,417            20,233
                                                  -----------        -----------        -----------       -----------


INCOME BEFORE INCOME TAX
   PROVISION BENEFIT)                                    (329)         1,188,734            355,598         1,188,734


INCOME TAX PROVISION (BENEFIT)                           --             (412,878)           207,000          (412,878)
                                                  -----------        -----------        -----------       -----------


                 NET INCOME                       $      (329)       $ 1,601,612        $   148,598       $ 1,601,612
                                                  ===========        ===========        ===========       ===========


NET INCOME PER COMMON SHARE
   BASIC AND DILUTED                              $         *        $       .21        $       .02       $       .21
                                                  ===========        ===========        ===========       ===========


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                        7,505,801          7,505,801          7,505,801         7,505,801
                                                  ===========        ===========        ===========       ===========

*Less than $(.01) per share




                                                        2


                          SOLAR SATELLITE COMMUNICATION, INC.
                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                            For the Nine Months Ended July 31,
                                                                  1999           1998
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
                           Net income                          $   148,598    $ 1,601,612
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Unrealized (gain) loss on marketable securities              --         (164,748)
         Proceeds from sales of marketable securities              996,618      2,776,773
         Realized gain on marketable securities                   (406,244)    (1,044,219)
         Asset rehabilitation fee                                     --       (2,637,189)
         Deferred taxes                                            207,000       (412,878)
         (Increase) decrease in amount due from directors         (558,963)          --
         (Increase) decrease in accrued interest receivable,
             directors                                              (5,633)          --
         Increase (decrease) in accounts payable                      --          546,014
                                                               -----------    -----------

                  Net Cash Provided by Operating Activities        381,376        665,365
                                                               -----------    -----------


     CASH FLOWS FROM INVESTING ACTIVITIES                             --             --
                                                               -----------    -----------


     CASH FLOWS FROM FINANCING ACTIVITIES                             --             --
                                                               -----------    -----------


  NET INCREASE IN CASH AND CASH EQUIVALENTS                        381,376        665,365


CASH AND CASH EQUIVALENTS, beginning of period                       5,346           --
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                       $   386,722    $   665,365
                                                               ===========    ===========

Supplemental Cash Flow Information:
See Note 3



                                           3

                       SOLAR SATELLITE COMMUNICATION, INC
                           A Development Stage Company

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  July 31, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of Solar Satellite Communication, Inc. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the unaudited interim financial statements for the period ended July 31, 1999 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three and nine months ended July 31, 1999 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended October 31, 1998.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company paid $2,500,000 during the nine months ended July 31, 1998 to Satellite Investment Group, LLC, a limited liability company, whose members are the directors and management of the Company for an asset rehabilitation fee.

The Company paid $-0- and $57,022 of professional fees during the nine months ended July 31, 1998 and 1999, respectively to Belaire Business Group, a partnership whose partners are members of Satellite Investment Group, LLC, and directors and management of the Company.

The Company paid $-0- and $5,610 during the nine months ended July 31, 1998 and 1999, respectively, of legal fees to a law firm, whose principal is a member of Satellite Investment Group, LLC, and is a director and manager of the Company.

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

NOTE 3 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS AND NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                     For the Nine Months
                                                        Ended July 31,
                                                   ------------------------
                                                      1999           1998
                                                   ---------      ---------
Cash paid for interest                             $    --        $   1,980
Cash paid for income taxes                              --             --





Item 2. Plan of Operation/ Liquidity and Capital Resources

(a) Plan of Operation

The Company's plan of operation is to seek out, investigate, and pursue a merger, acquisition, or other business combination with an entity desiring the perceived benefits offered by the Company as a result of its having a class of securities registered under the Exchange Act. There have been no revenues from operations since formation, and none are anticipated prior to completing a business combination. The Company continues to have no full time employees, no rent expenses, and no recurring operational expenses other than professional fees incurred as necessary. The Company's president continues to devote approximately twenty (20) hours per month to the affairs of the Company. The Company does not anticipate raising any additional funds in the next twelve (12) months, and has no present plans to acquire any assets or make any investments prior to completing a business combination.

To date, the Company has not identified a suitable target entity for any type of business combination, and management has no particular type of merger, acquisition, or business opportunity in mind. No restrictions have been placed on management's discretion to seek out and participate in an appropriate business opportunity. Due to limited financial resources it is anticipated that only a single potential business venture will be pursued.

Selection of an appropriate business opportunity is complex and risky due to the Company's limited financial resources, the speculative nature of operations, management's limited time commitment to the Company, management's potential conflicts of interest, the burdens of being a reporting company, lack of market research, and competition in the marketplace. The Company's success is dependent upon locating and consummating a business combination, and there are no assurances that this will occur.

(b) Liquidity and Capital Resources

     At July 31, 1999, the Company had cash and cash equivalents of $386,722 an increase of $381,376 from the Company's October 31, 1998 year end. This increase is entirely a result of cash generated by the sale of the Accelr8 stock previously held for investment but excludes the amount due from directors which was subsequently paid. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of a business, operations or assets of an operating entity. At the present time, management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

     We believe that our current cash and cash equivalents and the additional funds generated by the payment of the amount due from directors will satisfy our expected working capital requirement through at least fiscal year 2000.

                           Part II--OTHER INFORMATION

Items 1. Legal Proceedings
         None

Item 2.  Change in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matter to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27     Financial Data Schedule

         (b)  Reports on Form 8-K
              None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Solar Satellite Communication, Inc.


Date:  July 20, 2000                       By: /s/ Robert Guerra
                                           ---------------------
                                           Robert Guerra, President and
                                           Chief Accounting Officer