Form 10QSB
period 2000-01-31
SOLAR SATELLITE COMMUNICATION INC
filed 2000-07-26
CIK 729588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended January 31, 2000.

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

     As of January 31, 2000, 7,505,801 shares of common stock, no par value, were outstanding.

                                      INDEX

PART I   FINACNIAL INFORMATION................................................1

   Item 1.  Financial Statements..............................................1

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


                            PART I FINACNIAL INFORMATION

Item 1. Financial Statements

                         SOLAR SATELLITE COMMUNICATION, INC.

                                   BALANCE SHEET

                                       ASSETS
                                       ------
                                                          January 31,    October 31,
                                                              2000          1999
                                                          -----------    -----------
                                                          (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                            $   446,265    $   660,143
     Amount due from directors                                337,419        292,166
     Accrued interest receivable, directors                      --              360
     Income tax receivable                                    145,000           --
                                                          -----------    -----------

                                                          $   928,684    $   952,669
                                                          ===========    ===========



                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------



              LIABILITIES, Accounts payable               $     5,575    $      --
                                                          -----------    -----------

          COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,000,000 shares
        authorized, none issued or outstanding                   --             --
     Common stock, $.001 par value, 25,000,000 shares
        authorized; 7,505,801 shares issued and
        outstanding                                             7,506          7,506
     Additional paid-in capital                             2,775,986      2,775,986
     Accumulated (deficit)                                 (1,860,383)    (1,830,823)
                                                          -----------    -----------

                  Total Stockholders' Equity                  923,109        952,669
                                                          -----------    -----------

                                                          $   928,684    $   952,669
                                                          ===========    ===========

                                       1

                       SOLAR SATELLITE COMMUNICATION, INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                      For the Three Months Ended
                                                              January 31,
                                                      --------------------------
                                                         2000           1999
                                                      -----------    -----------

                  REVENUES:
   Realized gain on sale of marketable securities     $      --      $   406,244
   Interest and dividend income                             8,872          1,821
   Interest income, directors                               3,491            307
                                                      -----------    -----------

         Total Revenues                                    12,363        408,372
                                                      -----------    -----------


COSTS AND EXPENSES:
   General and administrative                              41,923         41,217
                                                      -----------    -----------

         Total Expenses                                    41,923         41,217
                                                      -----------    -----------


INCOME BEFORE INCOME TAX PROVISION                        (29,560)       367,155


INCOME TAX PROVISION                                         --          207,000
                                                      -----------    -----------


                     NET INCOME                       $   (29,560)   $   160,155
                                                      ===========    ===========


NET INCOME PER COMMON SHARE BASIC AND DILUTED         $         *    $       .02
                                                      ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                             7,505,801      7,505,801
                                                      ===========    ===========

*Less than $(.01) per share


                       SOLAR SATELLITE COMMUNICATION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          For the Three Months Ended
                                                                 January 31,
                                                           ------------------------
                                                              2000         1999
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
                             Net income                     $ (29,560)   $ 160,155
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Proceeds from sales of marketable securities               --        996,618
      Realized gain on marketable securities                     --       (406,244)
      Deferred taxes                                             --        207,000
      (Increase) decrease in amount due from directors        (45,253)     (92,327)
      (Increase) decrease in accrued interest receivable,
          directors                                               360         (182)
      (Increase) decrease in income tax receivable           (145,000)        --
      Increase (decrease) in accounts payable                   5,575         --
                                                            ---------    ---------

               Net Cash Provided by Operating Activities     (213,878)     865,020
                                                            ---------    ---------


   CASH FLOWS FROM INVESTING ACTIVITIES                          --           --
                                                            ---------    ---------


   CASH FLOWS FROM FINANCING ACTIVITIES                          --           --
                                                            ---------    ---------


  NET INCREASE IN CASH AND CASH EQUIVALENTS                  (213,878)     865,020


CASH AND CASH EQUIVALENTS, beginning of period                660,143        5,346
                                                            ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                    $ 446,265    $ 870,366
                                                            =========    =========

Supplemental Cash Flow Information:
See Note 3


                                       3

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

In the opinion of management, the unaudited interim financial statements for the period ended January 31, 2000 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three months ended January 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended October 31, 1999.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company paid $30,841 and $21,429 of professional fees during the three months ended January 31, 1999 and 2000, respectively to Belaire Business Group, a partnership whose partners are members of Satellite Investment Group, LLC, and directors and management of the Company.

The Company paid $-0- and $300 during the three months ended January 31, 1999 and 2000, respectively, of legal fees to a law firm, whose principal is a member of Satellite Investment Group, LLC, and is a director and manager of the Company.

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

NOTE 3 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS AND NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                    For the Three Months
                                                      Ended January 31,
                                                   ----------------------
                                                     2000          1999
                                                   --------      --------

Cash paid for interest                             $   --        $   --
Cash paid for income taxes                          145,000          --



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

(b) Liquidity and Capital Resources

     At January 31, 2000, the Company had cash and cash equivalents of $446,265 a decrease of $213,878 from the Company's October 31, 1998 year end. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of a business, operations or assets of an operating entity. At the present time, management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

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