Form 10QSB
period 2000-04-30
SOLAR SATELLITE COMMUNICATION INC
filed 2000-07-26
CIK 729588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 30, 2000.

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

     As of April 30, 2000, 7,505,801 shares of common stock, no par value, were outstanding.

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


                            PART I FINACNIAL INFORMATION

Item 1. Financial Statements

                         SOLAR SATELLITE COMMUNICATION, INC.

                                    BALANCE SHEET

                                       ASSETS
                                       ------

                                                           April 30,     October 31,
                                                             2000            1999
                                                          -----------    -----------
                                                          (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                            $   877,100    $   660,143
     Amount due from directors                                   --          292,166
     Accrued interest receivable, directors                      --              360
     Income tax receivable                                     20,000           --
                                                          -----------    -----------

                                                          $   897,100    $   952,669
                                                          ===========    ===========



                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------



                  LIABILITIES                             $      --      $      --
                                                          -----------    -----------

         COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,000,000 shares
        authorized, none issued or outstanding                   --             --
     Common stock, $.001 par value, 25,000,000 shares
        authorized; 7,505,801 shares issued and
        outstanding                                             7,506          7,506
     Additional paid-in capital                             2,775,986      2,775,986
     Accumulated (deficit)                                 (1,886,392)    (1,830,823)
                                                          -----------    -----------

                  Total Stockholders' Equity                  897,100        952,669
                                                          -----------    -----------

                                                          $   897,100    $   952,669
                                                          ===========    ===========

                                         1


                                        SOLAR SATELLITE COMMUNICATION, INC.

                                             STATEMENT OF OPERATIONS
                                                   (Unaudited)


                                              For the             For the             For the             For the
                                            Three Months        Three Months         Six Months          Six Months
                                           Ended April 30,     Ended April 30,     Ended April 30,     Ended April 30,
                                                2000                1999                2000                1999
                                             -----------         -----------         -----------         -----------
                 REVENUES:
   Realized gain on sale of marketable
      securities                             $      --           $      --           $      --           $   406,244
   Interest and dividend income                    6,511               7,963              15,383               9,784
   Interest income, directors                      2,433               4,063               5,924               4,370
                                             -----------         -----------         -----------         -----------

         Total Revenues                            8,944              12,026              21,307             420,398
                                             -----------         -----------         -----------         -----------


COSTS AND EXPENSES:
   General and administrative                     34,953              23,254              76,876              64,471
                                             -----------         -----------         -----------         -----------

         Total Expenses                           34,953              23,254              76,876              64,471
                                             -----------         -----------         -----------         -----------


INCOME BEFORE INCOME TAX                         (26,009)            (11,228)            (55,569)            355,927
   PROVISION


INCOME TAX PROVISION                                --                  --                  --               207,000
                                             -----------         -----------         -----------         -----------


                 NET INCOME                  $   (26,009)        $   (11,228)        $   (55,569)        $   148,927
                                             ===========         ===========         ===========         ===========


NET INCOME PER COMMON SHARE
   BASIC AND DILUTED                         $         *         $         *         $      (.01)        $       .02
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
                                             ===========         ===========         ===========         ===========

*Less than $(.01) per share




                                                        2


                         SOLAR SATELLITE COMMUNICATION, INC.
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                         For the Six Months Ended April 30,
                                                         ----------------------------------
                                                                 2000         1999
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
                           Net income                          $ (55,569)   $ 148,927
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Proceeds from sales of marketable securities               --        996,618
         Realized gain on marketable securities                     --       (406,244)
         Deferred taxes                                             --        207,000
         (Increase) decrease in amount due from directors        292,166     (458,675)
         (Increase) decrease in accrued interest receivable,
            directors                                                360          (55)
         (Increase) decrease in income tax receivable            (20,000)        --
                                                               ---------    ---------

                  Net Cash Provided by Operating Activities      216,957      487,571
                                                               ---------    ---------


     CASH FLOWS FROM INVESTING ACTIVITIES                           --           --
                                                               ---------    ---------


     CASH FLOWS FROM FINANCING ACTIVITIES                           --           --
                                                               ---------    ---------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                      216,957      487,571


CASH AND CASH EQUIVALENTS, beginning of period                   660,143        5,346
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                       $ 877,100    $ 492,917
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

In the opinion of management, the unaudited interim financial statements for the period ended April 30, 2000 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three and six months ended April 30, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended October 31, 1999.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company paid $43,626 and $40,316 of professional fees during the six months ended April 30, 1999 and 2000, respectively to Belaire Business Group, a partnership whose partners are members of Satellite Investment Group, LLC, and directors and management of the Company.

The Company paid $5,610 and $300 during the six months ended April 30, 1999 and 2000, respectively, of legal fees to a law firm, whose principal is a member of Satellite Investment Group, LLC, and is a director and manager of the Company.

During 1999 the Company purchased and held certain securities. Subsequently, the Company entered into a Recission and Reimbursement Agreement with its directors to revoke and rescind ab initio the Company's acquisition of such securities and to provide for the restoration by the directors of the Company to a position no less favorable than they would have been as of the date of reimbursement if the securities had not been purchased. The reimbursable costs of the securities were recorded on the Company's financial statements as amount due from directors. Interest is being accrued at the rate of 4.5% at October 31, 1999. All dividends and interest paid with respect to the securities and proceeds from all sales of the securities have been used to reduce the outstanding balance of principal and accrued interest on the amount due from directors. The remaining balance of the amount due from directors was repaid April 30, 2000.

NOTE 3 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS AND NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                       For the Six Months
                                                         Ended April 30,
                                                    -----------------------
                                                       2000          1999
                                                    ---------     ---------

Cash paid for interest                              $    --       $    --
Cash paid for income taxes                             20,000          --



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

(b) Liquidity and Capital Resources

     At April 30, 2000, the Company had cash and cash equivalents of $877,100 an increase of $216,957 from the Company's October 31, 1998 year end. This increase is primarily a result of cash generated by the final payment of the amount due from directors which was paid on April 30, 2000. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of a business, operations or assets of an operating entity. At the present time, management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

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