Form 10QSB
period 2000-07-31
SOLAR SATELLITE COMMUNICATION INC
filed 2000-09-14
CIK 729588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 31, 2000.

Commission file number 0-12169

                       SOLAR SATELLITE COMMUNICATION, INC.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                              84-0907644
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   630 South Syracuse Way, Suite 293,
         Englewood, Colorado                                        80111
         -------------------                                        -----
(Address of principal executive offices)                          (Zip Code)

                                 (720) 529-5518
                                 --------------
                           (Issuer's telephone number)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __  No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of September 12, 2000, 7,505,801 shares of common stock, $.001 par value, were outstanding.

                                      INDEX


PART I FINACNIAL INFORMATION ...............................................   1

   Item 1. Financial Statements ............................................   1

   Item 2. Plan of Operation ...............................................   5

PART II--OTHER INFORMATION .................................................   6

   Item 1. Legal Proceedings ...............................................   6

   Item 2. Change in Securities ............................................   6

   Item 3. Defaults Upon Senior Securities .................................   6

   Item 4. Submission of Matter to a Vote of Security Holders ..............   6

   Item 5. Other Information ...............................................   6

   Item 6. Exhibits and Reports on Form 8-K ................................   6




     *The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.



                            PART I FINACNIAL INFORMATION

Item 1. Financial Statements
----------------------------


                         SOLAR SATELLITE COMMUNICATION, INC.
                                    BALANCE SHEET

                                       ASSETS
                                       ------

                                                           July 31,      October 31,
                                                             2000           1999
                                                          -----------    -----------
                                                          (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                            $   888,234    $   660,143
     Amount due from directors                                   --          292,166
     Accrued interest receivable, directors                      --              360
                                                          -----------    -----------

                                                          $   888,234    $   952,669
                                                          ===========    ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------


                        LIABILITIES                       $      --      $      --
                                                          -----------    -----------

               COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,000,000 shares
        authorized, none issued or outstanding                   --             --
     Common stock, $.001 par value, 25,000,000 shares
        authorized; 7,505,801 shares issued and
        outstanding                                             7,506          7,506
     Additional paid-in capital                             2,775,986      2,775,986
     Accumulated (deficit)                                 (1,895,258)    (1,830,823)
                                                          -----------    -----------

                  Total Stockholders' Equity                  888,234        952,669
                                                          -----------    -----------

                                                          $   888,234    $   952,669
                                                          ===========    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                       1

                                     SOLAR SATELLITE COMMUNICATION, INC.
                                           STATEMENT OF OPERATIONS
                                                 (Unaudited)


                                            For the             For the             For the             For the
                                          Three Months        Three Months        Nine Months         Nine Months
                                         Ended July 31,      Ended July 31,      Ended July 31,      Ended July 31,
                                              2000                1999                2000                1999
                                         --------------      --------------      -------------       -------------
                 REVENUES:
   Realized gain on sale of marketable
      securities                          $      --           $      --           $      --           $   406,244
   Interest and dividend income                11,583               7,160              26,966              16,944
   Interest income, directors                    --                 6,457               5,924              10,827
                                          -----------         -----------         -----------         -----------

         Total Revenues                        11,583              13,617              32,890             434,015
                                          -----------         -----------         -----------         -----------


COSTS AND EXPENSES:
   General and administrative                  20,449              13,946              97,325              78,417
                                          -----------         -----------         -----------         -----------

         Total Expenses                        20,449              13,946              97,325              78,417
                                          -----------         -----------         -----------         -----------


INCOME BEFORE INCOME TAX
   PROVISION                                   (8,866)               (329)            (64,435)            355,598


INCOME TAX PROVISION                             --                  --                  --               207,000
                                          -----------         -----------         -----------         -----------


                 NET INCOME               $    (8,866)        $      (329)        $   (64,435)        $   148,598
                                          ===========         ===========         ===========         ===========


NET INCOME PER COMMON SHARE
   BASIC AND DILUTED                      $      *            $      *            $      *            $       .02
                                          ===========         ===========         ===========         ===========


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                7,505,801           7,505,801           7,505,801           7,505,801
                                          ===========         ===========         ===========         ===========

*Less than $(.01) per share


                               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                      2


                          SOLAR SATELLITE COMMUNICATION, INC.
                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                         For the Nine Months Ended July 31,
                                                         ----------------------------------
                                                                  2000        1999
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
                      Net income                               $ (64,435)   $ 148,598
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Proceeds from sales of marketable securities               --        996,618
         Realized gain on marketable securities                     --       (406,244)
         Deferred taxes                                             --        207,000
         (Increase) decrease in amount due from directors        292,166     (558,963)
         (Increase) decrease in accrued interest receivable,
             directors                                               360       (5,633)
                                                               ---------    ---------

                  Net Cash Provided by Operating Activities      228,091      381,376
                                                               ---------    ---------


            CASH FLOWS FROM INVESTING ACTIVITIES                    --           --
                                                               ---------    ---------


            CASH FLOWS FROM FINANCING ACTIVITIES                    --           --
                                                               ---------    ---------


       NET INCREASE IN CASH AND CASH EQUIVALENTS                 228,091      381,376


CASH AND CASH EQUIVALENTS, beginning of period                   660,143        5,346
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                       $ 888,234    $ 386,722
                                                               =========    =========







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                       3

                       SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

In the opinion of management, the unaudited interim financial statements for the period ended July 31, 2000 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three and nine months ended July 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended October 31, 1999.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company paid $57,022 and $53,271 of professional fees during the nine months ended July 31, 1999 and 2000, respectively to Belaire Business Group, a partnership whose partners are members of Satellite Investment Group, LLC, and directors and management of the Company.

The Company paid $5,610 and $300 during the nine months ended July 31, 1999 and 2000, respectively, of legal fees to a law firm, whose principal is a member of Satellite Investment Group, LLC, and is a director and manager of the Company.

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

Item 2. Plan of Operation/ Liquidity and Capital Resources
----------------------------------------------------------

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

(b) Liquidity and Capital Resources

     At July 31, 2000, the Company had cash and cash equivalents of $884,234 an increase of $228,091 from the Company's October 31, 1999 year end. This increase is primarily a result of cash generated by the final payment of the amount due from directors which was paid on April 30, 2000. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of a business, operations or assets of an operating entity. At the present time, management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

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

                                             Solar Satellite Communication, Inc.


Date: September 12, 2000                     By:/s/ Robert Guerra
                                             --------------------
                                             Robert Guerra, President and
                                             Chief Accounting Officer