Form 10KSB
period 2000-10-31
SOLAR SATELLITE COMMUNICATION INC
filed 2001-01-29
CIK 729588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2000 Commission file number: 0-12169

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                       SOLAR SATELLITE COMMUNICATION, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                                    COLORADO
          ------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)

                                   84-0907644
                       ----------------------------------
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
Yes X No
   ---  ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. [ ]

State issuer's revenues for its most recent fiscal year:  $45,358

The aggregate market value of the voting stock held by non-affiliates shares (3,455,801 of $.001 par value Common Stock) was $0 as of December 31, 2000 The stock price for computation purposes was $-0-, based on the fact that there is presently no Market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, January 15, 2001 was 7,505,801 shares.

SOLAR SATELLITE COMMUNICATIONS, INC.

INDEX TO ANNUAL REPORT
ON FORM 10-KSB                                                             Page

PART I   ..................................................................... 1

     Item 1.  DESCRIPTION OF BUSINESS..........................................1
     Item 3.  LEGAL PROCEEDINGS...............................................10
     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............10

PART II  .....................................................................10

     Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.............................................10
     Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......11
     Item 7.  FINANCIAL STATEMENTS............................................11
     Item 8.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE............................................11

PART III .....................................................................12

     Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT......12
     Item 10. EXECUTIVE COMPENSATION..........................................13
     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT......................................................13
     Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................14
     Item 13. EXHIBITS AND REPORTS ON FORM 8-K................................14

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

     (b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock on January 15, 2001, was approximately 1,100.

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

     Plan of Operation

          See Part I, Item 1., "Business-Plan of Operation."

     Liquidity and Capital Resources

     At October 31, 2000, the Company's fiscal year end, the Company had cash and cash equivalents of $889,611, an increase of $229,468 from October 31, 1999. The increase is entirely a result of the cash generated by the sale of the Accelr8 stock previously held for investment. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of a business, operations, or assets of an operating entity. At present time, Management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

     We believe that our current cash and equivalents will satisfy our expected working capital requirements through fiscal 2001 and thereafter until an acquisition is consummated.

Item 7.  FINANCIAL STATEMENTS

     The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and their accompanying footnotes appear at Pages F-3 through F-10 hereof. These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.

Item 8.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a) Directors and Executive Officers. The names and ages of the Directors and executive officers of the Company are as follows:

Name                    Age        Position                            Since
----                    ---        --------                            -----

Robert J. Guerra        46         Director, Chief Executive          July 1998
                                   Officer and President

Craig A. Kleinman       45         Director, Vice President and       July 1998
                                   Treasurer

Stephen A. Maguire      50         Director and Secretary             July 1998


     The Director serves until the next annual meeting of shareholders, and until his successor is elected and qualified.

     The following sets forth information concerning the principal occupations and business experience of the current Officers and Directors of the Company:

     Robert J. Guerra, has served as a director, Chief Executive Officer and President of the Company since July 1998. Mr. Guerra has been a shareholder and co-founder of Kleinman, Guerra & Co., P.C., a certified public accounting firm since 1988. From 1985 to 1988 Mr. Guerra served as the President and director of Beaumont Properties, a full service real estate development and management company. Mr. Guerra received a B.S. degree in accounting from Fairleigh Dickinsen University and a Masters degree in taxation form Denver University School of Law.

     Craig A. Kleinman, has served as a director, Vice President and Treasurer of the Company since July 1998. Mr. Kleinman has been a shareholder and co-founder of Kleinman, Guerra & Co., P.C., a certified public accounting firm since 1988. From April 1993 to April 1996 Mr. Kleinman served as the Chief Financial Officer of 4Front Technologies, Inc., for which he also served as director until the acquisition of 4Front in October 2000. Mr. Kleinman received a B.S. degree in business from the University of Colorado.

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

     The following table sets forth information regarding beneficial ownership as of January 15, 2001, of the Company's common stock by any person who is known by the Company to be the beneficial owner of more than five percent (5%) of the Company's voting securities, and by each Director of the Registrant, and by officers and Directors of the Registrant as a group. As of January 15, 2001, there were 7,505,801 common shares issued and outstanding.

     All ownership is beneficial and on record and all beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.


Title of Class    Name and Address                   Number of Shares      Percent of Class
--------------    ----------------                   ----------------      ----------------
Common Stock      Satellite Investment (1) Group,       3,825,000               50.96%
                  LLC
                  6300 South Syracuse Way
                  Suite 293
                  Englewood, CO 80111

Common Stock      Robert J. Guerra (1)(2)                3,937,500              52.46%

Common Stock      Craig A. Kleinman (1)(2)               3,937,500              52.46%

Common Stock      Stephen A. Maguire (1)                 3,825,000              50.96%

Common Stock      Officers and Directors as a            4,050,000              53.96%
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

     The Company paid $69,259 and $64,279 of professional fees during the years ended October 31, 1999 and 2000, respectively to Belaire Business Group, a partnership whose partners are Craig A. Kleinman and Robert J. Guerra, members of Satellite Investment Group, LLC, and directors and management of the Company.

     The Company paid $5,610 and $300 of legal fees during the years ended October 31, 1999 and 2000, respectively to a law firm, whose principal is Stephen A. Magurie, a member of Satellite Investment Group, LLC, and a director and manager of the Company.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following financial information is filed as part of this report:

     1) Financial Statements
     2) Schedules
     3) Exhibits. The following exhibits are furnished as part of this report:

          Exhibit No.     Description

          3.1 Articles of Incorporation (filed as Exhibit 3.1 to the registrant's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (file no.000-12169) and incorporated by reference herein).

          3.2 Articles of Amendment to the Articles of Incorporation of Solar Satellite Communications dated June 7, 1983 (filed as Exhibit 3.2 to the registrant's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (file no.000-12169) and incorporated by reference herein).

          3.3 Articles of Amendment to the Articles of Incorporation of Solar Satellite Communications dated September 22, 1983 (filed as
               Exhibit 3.3 to the registrant's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (file no.000-12169) and incorporated by reference herein).

          3.4 Articles of Amendment to the Articles of Incorporation of Solar Satellite Communications dated November 29, 1988 (filed as
               Exhibit 3.4 to the registrant's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (file no.000-12169) and incorporated by reference herein).

          3.5 Articles of Amendment to the Articles of Incorporation of Solar Satellite Communications dated January 17, 1989 (filed as Exhibit
               3.5 to the registrant's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (file no.000-12169) and incorporated by reference herein).

          3.6 Bylaws (filed as Exhibit 3.6 to the registrant's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (file no.000- 12169) and incorporated by reference herein).

          10.1 Stock Purchase Agreement by and between SIG and Tamiya Wantanabe dated May 21, 1998 (previously filed as exhibit (a) on registrant's current report on Form 8-K dated July 23, 1998 (File No.000-12169) incorporated herein by reference).

          10.2 Asset Rehabilitation Agreement dated June 3, 1998 (previously filed as exhibit (b) on registrant's current report on Form 8-K dated July 23, 1998 (File No. 000-12169) incorporated herein by reference).

          10.3 Pledge and Security Agreement dated July 8, 1998 (filed as
               Exhibit 10.3 to the registrant's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (file no.000-12169) and incorporated by reference herein).

          10.4 Indemnity and Restriction Agreement dated July 8, 1998 (filed as
               Exhibit 10.4 to the registrant's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (file no.000-12169) and incorporated by reference herein).

          10.5 Recission and Reimbursement Agreement dated April ___, 2000 (filed as Exhibit 10.5 to the registrant's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (file no.000-12169) and incorporated by reference herein).

Reports on Form 8-K

     (b) Reports on Form 8-K filed during the fourth quarter of 2000
         - None.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2

Financial Statements:

         Balance Sheet                                                       F-3

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

Notes to Financial Statements                                                F-7

                                 AJ. ROBBINS, PC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Solar Satellite Communication, Inc.
Englewood, Colorado


We have audited the accompanying balance sheet of Solar Satellite Communication, Inc. as of October 31, 2000 and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Satellite Communication, Inc. as of October 31, 2000 and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.


                                       /s/ AJ. ROBBINS, PC
                                       -------------------
                                       AJ. ROBBINS, PC
                                       CERTIFIED PUBLIC ACCOUNTANTS
                                       AND CONSULTANTS



Denver, Colorado
January 5, 2001

                       SOLAR SATELLITE COMMUNICATION, INC.
                                 BALANCE SHEETS
                                OCTOBER 31, 2000
                                ================

                                     ASSETS



CURRENT ASSETS:
     Cash and cash equivalents                                      $   889,691
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES                                                         $     6,536
                                                                    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,000,000 shares
       authorized, none issues or outstanding                              --
     Common stock, $.001 par value, 25,000,000 shares
       authorized: 7,505,801 shares issued and
       outstanding                                                        7,506
     Additional paid-in capital                                       2,775,986
     Accumulated (deficit)                                           (1,900,337)
                                                                    -----------
                  Total Stockholders' Equity                            883,155
                                                                    -----------
                                                                    $   889,691
                                                                    ===========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       SOLAR SATELLITE COMMUNICATION, INC.
                            STATEMENTS OF OPERATIONS
                            ========================


                                                        Years Ended October 31,
                                                      --------------------------
                                                          2000           1999
                                                      -----------    -----------

REVENUES:
     Realized gain on sale of marketable securities   $      --      $   406,244
     Interest and dividend income                          39,434         23,077
     Interest income, directors                             5,924         15,809
                                                      -----------    -----------
                  Total Revenues                           45,358        445,130
                                                      -----------    -----------

COSTS AND EXPENSES:
     General and administrative                           114,872         88,181
                                                      -----------    -----------

INCOME (LOSS) BEFORE INCOME TAX PROVISION                 (69,514)       356,949


INCOME TAX PROVISION                                         --          207,000
                                                      -----------    -----------

NET INCOME (LOSS)                                     $   (69,514)   $   149,949
                                                      ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE BASIC AND
      DILUTED                                         $      (.01)   $       .02
                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                     7,505,801      7,505,801
                                                      ===========    ===========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                  SOLAR SATELLITE COMMUNICATION, INC.
                                   STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999
                             =============================================



                                        Common Stock          Additional
                                 -------------------------     Paid-In     Accumulated
                                    Shares       Amount        Capital      (Deficit)        Total
                                 -----------   -----------   -----------   -----------    -----------

Balances at October 31,
     1998                          7,505,801   $     7,506   $ 2,775,986   $(1,980,772)   $   802,720

Net income for the year ended
     October 31, 1999                   --            --            --         149,949        149,949
                                 -----------   -----------   -----------   -----------    -----------

Balances at October 31,
     1999                          7,505,801         7,506     2,775,986    (1,830,823)       952,669

Net income (loss) for the year
     ended October 31, 2000             --            --            --         (69,514)       (69,514)
                                 -----------   -----------   -----------   -----------    -----------

Balances at October 31,
     2000                          7,505,801   $     7,506   $ 2,775,986   $(1,900,337)   $   883,155
                                 ===========   ===========   ===========   ===========    ===========






                            SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                 F-5


                           SOLAR SATELLITE COMMUNICATION, INC.
                                STATEMENTS OF CASH FLOWS
                                ========================


                                                               Years Ended October 31,
                                                               -----------------------
                                                                  2000         1999
                                                               ---------    ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                         $ (69,514)   $ 149,949
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities
         Proceeds from sales of marketable securities               --        996,618
         Realized gain on marketable securities                     --       (406,244)
         Deferred taxes                                             --        207,000
         (Increase) decrease in amount due from directors        292,166     (292,166)
         (Increase) decrease in accrued interest receivable,
              directors                                              360         (360)
         Increase (decrease) in accounts payable                   6,536         --
                                                               ---------    ---------

                  Net Cash Provided by Operating Activities      229,548      654,797
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                --           --
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES                                --           --
                                                               ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        229,548      654,797


CASH AND CASH EQUIVALENTS, beginning of year                     660,143        5,346
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS, end of year                         $ 889,691    $ 660,143
                                                               =========    =========





                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                           F-6

                       SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------
Solar Satellite Communication, Inc. (the Company) was organized under the laws of the State of Colorado on April 6, 1983. Other than the acquisition of a significant investment in Accelr8 Technology Corporation (Accelr8) in 1988 and the liquidation of that investment which began in 1991 and was completed in January 1999 as discussed in Note 2, the Company has not had any significant operating activities since 1989.

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

Concentrations of Risk
----------------------
The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Earnings (Loss) Per Share
-------------------------
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, options and warrants. During the years ended October 31, 2000 and 1999, there was no dilution from preferred stock, options or warrants outstanding to be considered in calculating diluted earnings per share.

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

NOTE 2 - INVESTMENT IN ACCELR8 TECHNOLOGY CORPORATION (Also see Note 4)

In 1988, the Company acquired an investment in shares representing at that time 20% of Accelr8, a publicly traded company which was then in the business of developing and marketing proprietary computer software for the mini-super computer market. The Company liquidated portions of this investment through the sale of Accelr8 shares from 1991 through 1994.

In connection with the acquisition of 50.96% of the Company's outstanding stock by Satellite Investment Group, LLC, a Colorado limited liability company (SIC), in June 1998, the Company entered into an Asset Rehabilitation Agreement with SIC under which the Company agreed to pay SIC a rehabilitation fee of $2,500,000 if SIC was able to make the necessary financial arrangements to cause the remaining Accelr8 stock certificates which had become lost to be replaced and thus the investment in Accelr8 to become freely saleable by the Company. SIC then paid $137,189 to Seaboard Surety Company to issue a required bond for the replacement of the lost certificates, which payment was reimbursed by the Company, and SIC obtained for Seaboard Surety Company a required indemnity from a substantial indemnitor. The fee of the indemnitor for the indemnity to Seaboard Surety Company was paid by SIC and SIC agreed to indemnify the indemnitor. The Accelr8 stock certificates were then replaced and the rehabilitation fee and the cost of the bond were added to the Company's cost basis of the remaining investment in Accelr8 stock. Thereafter, the remaining shares of Accelr8 stock were sold between July 1998 and January 1999 for a total consideration of $3,704,103. No shares of Accelr8 are currently owned by the Company.

                       SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 3 - INCOME TAXES

The components of deferred tax assets and (liabilities) is as follows:

                                                        2000             1999
                                                     ---------        ---------

Total deferred tax assets                            $  90,000        $ 273,000
Less valuation allowance                               (90,000)        (273,000)
                                                     ---------        ---------
Total deferred tax (liabilities)                          --               --
                                                     ---------        ---------

Net deferred tax asset (liability)                   $    --          $    --
                                                     =========        =========


The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) are as follows:

                                                       2000               1999
                                                     ---------        ---------

Net operating loss carryover                         $  90,000          273,000
Valuation allowance                                    (90,000)        (273,000)
                                                     ---------        ---------

                                                     $    --          $    --
                                                     =========        =========


The provision (benefit) for income taxes consists of the following:

                                                        2000              1999
                                                     ---------        ---------

Current                                              $    --          $    --
Deferred                                                  --            207,000
                                                     ---------        ---------

                                                     $    --          $ 207,000
                                                     =========        =========


The components of deferred income tax expense (benefit) is as follows:

                                                        2000              1999
                                                     ---------        ---------

Marketable securities                                $    --          $(194,000)
Net operating loss carryover                          (183,000)         128,000
Valuation allowance                                    183,000          273,000
                                                     ---------        ---------

                                                     $    --          $ 207,000
                                                     =========        =========

                       SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 3 - INCOME TAXES (Continued)

Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory funded income tax rates to pre-tax income and the reported amount of income tax expense:

                                                         2000            1999
                                                      ---------       ---------

Tax expense at federal statutory rates                $ (24,000)      $ 121,000
Net operating loss carryforward                            --          (117,000)
Change in deferred income taxes                            --           (66,000)
Change in valuation allowance                            24,000         273,000
Other                                                      --            (4,000)
                                                      ---------       ---------

                                                      $    --         $ 207,000
                                                      =========       =========

The Company has a net operating loss carryforward of approximately $242,000, which will expire beginning in 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS (Also see Note 2)

The Company paid $69,259 and $64,279 of professional fees during the years ended October 31, 1999 and 2000, respectively to Belaire Business Group, a partnership whose partners are members of SIC, a 50.96% shareholder of the Company, and directors and management of the Company.

The Company paid $5,610 and $300 of legal fees to a law firm, whose principal is a member of SIC, and is a director and manager of the Company during the years ending October 31, 1999 and 2000, respectively.

During 1999 the Company purchased and held certain securities. Subsequently, the Company entered into a Recission and Reimbursement Agreement with its directors to revoke and rescind ab initio the Company's acquisition of such securities and to provide for the restoration by the directors of the Company to a position no less favorable than they would have been as of the date of reimbursement if the securities had not been purchased. The reimbursable costs of the securities were recorded on the Company's financial statements as amount due from directors. Interest is being accrued at the rate of 4.5% at October 31, 1999. All dividends and interest paid with respect to the securities and proceeds from all sales of the securities have been used to reduce the outstanding balance of principal and accrued interest on the amount due from directors. The remaining balance of the amount due from directors was paid in 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Solar Satellite Communication, Inc.




Date: January 25, 2001                     By:  /s/  Robert Guerra
     -----------------                     ------------------------------------
                                                     Robert Guerra
                                                     President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /s/  Robert Guerra                           Date:  January 25, 2001
----------------------------------
          Robert Guerra
          President, Chief Executive Officer
          and Director


By:  /s/  Creig A. Kleinman                       Date:  January 25, 2001
   -------------------------------
          Craig A. Kleinman
          Director, Vice President
          and Treasurer


By:  /s/  Stephen A. Maguire                      Date:  January 25, 2001
----------------------------------
          Stephen A. Maguire
          Director and Secretary