Form 10QSB
period 2001-01-31
SOLAR SATELLITE COMMUNICATION INC
filed 2001-03-14
CIK 729588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended January 31, 2001.

Commission file number 0-12169

                       SOLAR SATELLITE COMMUNICATION, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                                 84-0907644
 -----------------------------                                -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    630 South Syracuse Way, Suite 293,
          Englewood, Colorado                                        80111
 --------------------------------------                             --------
(Address of principal executive offices)                           (Zip Code)

                                 (720) 529-5518
                            -------------------------
                           (Issuer's telephone number)

                                 Not applicable
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
   -----  -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of March 2, 2001, 7,505,801 shares of common stock, $.001 par value, were outstanding.

                                      INDEX


PART I      FINACNIAL INFORMATION..............................................1

   Item 1. Financial Statements................................................1

   Item 2.  Plan of Operation..................................................5


PART II--OTHER INFORMATION.....................................................6

   Items 1. Legal Proceedings..................................................6

   Item 2. Change in Securities................................................6

   Item 3. Defaults Upon Senior Securities.....................................6

   Item 4. Submission of Matter to a Vote of Security Holders..................6

   Item 5. Other Information...................................................6

   Item 6.  Exhibits and Reports on Form 8-K...................................6




     *The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.



                          PART I FINACNIAL INFORMATION

Item 1. Financial Statements


                         SOLAR SATELLITE COMMUNICATION, INC.
                                    BALANCE SHEET
                                    =============
                                       ASSETS
                                       ------
                                                           January 31,    October 31,
                                                              2001           2000
                                                          -----------    -----------
                                                          (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                            $   877,168    $   889,691
                                                          ===========    ===========





                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

             LIABILITIES, Accounts payable                $       542    $     6,536
                                                          -----------    -----------

        COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,000,000 shares
        authorized, none issued or outstanding                   --             --
     Common stock, $.001 par value, 25,000,000 shares
        authorized; 7,505,801 shares issued and
        outstanding                                             7,506          7,506
     Additional paid-in capital                             2,775,986      2,775,986
     Accumulated (deficit)                                 (1,906,866)    (1,900,337)
                                                          -----------    -----------

                  Total Stockholders' Equity                  876,626        883,155
                                                          -----------    -----------

                                                          $   877,168    $   889,691
                                                          ===========    ===========


                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                           1

                       SOLAR SATELLITE COMMUNICATION, INC.
                            STATEMENTS OF OPERATIONS
                            ========================
                                   (Unaudited)


                                                For the Three Months Ended
                                                        January 31,
                                                --------------------------
                                                    2001          2000
                                                -----------    -----------

                               REVENUES:

   Interest and dividend income                 $    12,035    $     8,872
   Interest income, directors                          --            3,491
                                                -----------    -----------

         Total Revenues                              12,035         12,363
                                                -----------    -----------


COSTS AND EXPENSES:
   General and administrative                        18,564         41,923
                                                -----------    -----------

         Total Expenses                              18,564         41,923
                                                -----------    -----------


                              NET (LOSS)        $    (6,529)   $   (29,560)
                                                ===========    ===========


NET (LOSS) PER COMMON SHARE BASIC AND DILUTED   $      *       $      *
                                                ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING, BASIC AND DILUTED                   7,505,801      7,505,801
                                                ===========    ===========


*Less than $(.01) per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                         SOLAR SATELLITE COMMUNICATION, INC.
                             STATEMENTS OF CASH FLOWS
                             ========================
                                     (Unaudited)


                                                          For the Three Months Ended
                                                            ----------------------
                                                                  January 31,
                                                               2001         2000
                                                            ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
                                   Net (loss)               $  (6,529)   $ (29,560)
  Adjustments to reconcile net (loss) to net cash
  provided  by  operating activities:
      (Increase) decrease in amount due from directors           --        (45,253)
      (Increase) decrease in accrued interest receivable,
        directors                                                --            360
      (Increase) decrease in income tax receivable               --       (145,000)
      Increase (decrease) in accounts payable                  (5,994)       5,575
                                                            ---------    ---------

              Net Cash (Used) by Operating Activities         (12,523)    (213,878)
                                                            ---------    ---------


   CASH FLOWS FROM INVESTING ACTIVITIES                          --           --
                                                            ---------    ---------


   CASH FLOWS FROM FINANCING ACTIVITIES                          --           --
                                                            ---------    ---------


NET (DECREASE) IN CASH AND CASH EQUIVALENTS                   (12,523)    (213,878)


CASH AND CASH EQUIVALENTS, beginning of period                889,691      660,143
                                                            ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                    $ 877,168    $ 446,265
                                                            =========    =========

Supplemental Cash Flow Information:
See Note 3


                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                          3

                       SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


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

In the opinion of management, the unaudited interim financial statements for the period ended January 31, 2001 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three months ended January 31, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended October 31, 2000.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company paid $21,429 and $9,419 of professional fees during the three months ended January 31, 2000 and 2001, respectively to Belaire Business Group, a partnership whose partners are members of Satellite Investment Group, LLC, and directors and management of the Company.

The Company paid $300 and $-0- during the three months ended January 31, 2000 and 2001, respectively, of legal fees to a law firm, whose principal is a member of Satellite Investment Group, LLC, and is a director and manager of the Company.

NOTE 3 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS AND NON-CASH INVESTING AND FINANCING ACTIVITIES

                                              For the Three Months
                                                Ended January 31,
                                            ------------------------
                                               2001          2000
                                            ----------    ----------

Cash paid for income taxes                        --         145,000

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

(b) Liquidity and Capital Resources

     At January 31, 2001, the Company had cash and cash equivalents of $877,168 a decrease $12,523 of from the Company's October 31, 2000 year end. This decease is primarily a result of expenses exceeding income. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of a business, operations or assets of an operating entity. At the present time, management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

     We believe that our current cash and cash equivalents and the additional funds generated by the payment of the amount due from directors will satisfy our expected working capital requirement through at least fiscal year 2001.

                           Part II--OTHER INFORMATION

Items 1. Legal Proceedings
        None

Item 2. Change in Securities
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matter to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K
        None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Solar Satellite Communication, Inc.


Date:  March 12, 2001                       By:  /s/  Robert Guerra
                                               --------------------------------
                                                      Robert Guerra, President
                                                      and Chief Accounting
                                                      Officer