Form 10QSB
period 2001-04-30
SOLAR SATELLITE COMMUNICATION INC
filed 2001-06-19
CIK 729588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 30, 2001.

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

                                 (720) 529-5518
                           (Issuer's telephone number)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of June 14, 2001, 7,505,801 shares of common stock, $.001 par value, were outstanding.

                                     INDEX


PART I FINACNIAL INFORMATION...................................................3


   Item 1.  Financial Statements...............................................3


   Item 2.  Plan of Operation..................................................7


PART II--OTHER INFORMATION.....................................................8


   Items 1. Legal Proceedings..................................................8


   Item 2.  Change in Securities...............................................8


   Item 3. Defaults Upon Senior Securities.....................................8


   Item 4. Submission of Matter to a Vote of Security Holders..................8


   Item 5. Other Information...................................................8


   Item 6.  Exhibits and Reports on Form 8-K...................................8




     *The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.


PART I FINACNIAL INFORMATION

Item 1. Financial Statements


                         SOLAR SATELLITE COMMUNICATION, INC.
                                    BALANCE SHEET

                                       ASSETS
                                       ------

                                                           April 30,     October 31,
                                                              2001          2000
                                                          -----------    -----------
                                                          (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                            $   870,990    $   889,691
                                                          -----------    -----------

                                                          $   870,990    $   889,691
                                                          ===========    ===========




                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------


                     LIABILITIES, accounts payable        $     2,852    $     6,536
                                                          -----------    -----------

              COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,000,000 shares
        authorized, none issued or outstanding                   --             --
     Common stock, $.001 par value, 25,000,000 shares
        authorized; 7,505,801 shares issued and
        outstanding                                             7,506          7,506
     Additional paid-in capital                             2,775,986      2,775,986
     Accumulated (deficit)                                 (1,915,354)    (1,900,337)
                                                          -----------    -----------

                  Total Stockholders' Equity                  868,138        883,155
                                                          -----------    -----------

                                                          $   870,990    $   889,691
                                                          ===========    ===========


                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                     SOLAR SATELLITE COMMUNICATION, INC.
                                          STATEMENTS OF OPERATIONS
                                                 (Unaudited)


                                       For the             For the              For the              For the
                                     Three Months        Three Months          Six Months           Six Months
                                    Ended April 30,     Ended April 30,      Ended April 30,      Ended April 30,
                                        2001                 2000                 2001                 2000
                                     -----------          -----------          -----------          -----------

             REVENUES:
   Interest and dividend income      $     9,206          $     6,511          $    21,242          $    15,383
   Interest income, directors               --                  2,433                 --                  5,924
                                     -----------          -----------          -----------          -----------

         Total Revenues                    9,206                8,944               21,242               21,307
                                     -----------          -----------          -----------          -----------



COSTS AND EXPENSES:
   General and administrative             17,694               34,953               36,260               76,876
                                     -----------          -----------          -----------          -----------

         Total Expenses                   17,694               34,953               36,260               76,876
                                     -----------          -----------          -----------          -----------



                 NET INCOME          $    (8,488)         $   (26,009)         $   (15,018)         $   (55,569)
                                     ===========          ===========          ===========          ===========



NET INCOME PER COMMON SHARE
   BASIC AND DILUTED                 $         *          $         *          $         *          $      (.01)
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
                                     ===========          ===========          ===========          ===========


*Less than $(.01) per share




                               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                         SOLAR SATELLITE COMMUNICATION, INC.
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                             For the Six Months Ended,
                                                                    April 30,
                                                                2001          2000
                                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
                             Net income                       $ (15,018)   $ (55,569)
     Adjustments to reconcile net income to net cash
         provided by operation activities:
         (Decrease) in accounts payable                          (3,683)        --
         Decrease in amount due from directors                     --        292,166
         Decrease in accrued interest receivable, directors        --            360
         (Increase) in income tax receivable                       --        (20,000)
                                                              ---------    ---------

                  Net Cash (Used) by Operating Activities       (18,701)     216,957
                                                              ---------    ---------



     CASH FLOWS FROM INVESTING ACTIVITIES                          --           --
                                                              ---------    ---------



     CASH FLOWS FROM FINANCING ACTIVITIES                          --           --
                                                              ---------    ---------



     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (18,701)     216,957



CASH AND CASH EQUIVALENTS, beginning of year                    889,691      660,143
                                                              ---------    ---------



CASH AND CASH EQUIVALENTS, end of year                        $ 870,990    $ 877,100
                                                              =========    =========



Supplemental Cash Flow Information:
See Note 3


                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                          5

                       SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, the unaudited interim financial statements for the period ended April 30, 2001 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three and six months ended April 30, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's financial statements of the period ended October 31, 2000.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company paid $40,316 and $22,451 of professional fees during the six months ended April 30, 2000 and 2001, respectively to Belaire Business Group, a partnership whose partners are members of Satellite Investment Group, LLC, and directors and management of the Company.

The Company paid $300 and $-0- during the six months ended April 30, 2000 and 2001, respectively, of legal fees to a law firm, whose principal is a member of Satellite Investment Group, LLC, and is a director and manager of the Company.

NOTE 3 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS AND NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                      For the Six Months
                                                        Ended April 30,
                                                   ------------------------
                                                      2001          2000
                                                   ----------     ---------

Cash paid for income taxes                         $    --        $  20,000

Item 2. Plan of Operation/Liquidity and Capital Resources

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

(b) Liquidity and Capital Resources

     At April 30, 2001, the Company had cash and cash equivalents of $870,990 a decrease $18,701 of from the Company's October 31, 2000 year-end. This decease is primarily a result of expenses exceeding income. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of a business, operations or assets of an operating entity. At the present time, management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

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

                                         Solar Satellite Communication, Inc.


Date:  June 18, 2001                     By: /s/ Robert Guerra
                                         ---------------------------------------
                                         Robert Guerra, President and Chief
                                         Accounting Officer