Form 10QSB
period 2001-07-31
SOLAR SATELLITE COMMUNICATION INC
filed 2001-09-19
CIK 729588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 31, 2001.

____ Transition report under section 13 or 15(d) of the Exchange Act for the transition period from _______ to _______


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

                       6300 South Syracuse Way, Suite 293,
                            Englewood, Colorado 8011
                    (Address of principal executive offices)

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

     As of September 18, 2001, 1,072,300 shares of common stock, $.001 par value, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes ____ No X

                                      INDEX


PART I     FINACNIAL INFORMATION..............................................3


   Item 1. Financial Statements...............................................3


   Item 2. Plan of Operation..................................................7


PART II -- OTHER INFORMATION..................................................8


   Items 1. Legal Proceedings.................................................8


   Item 2. Change in Securities...............................................8


   Item 3. Defaults Upon Senior Securities....................................8


   Item 4. Submission of Matter to a Vote of Security Holders.................8


   Item 5. Other Information..................................................8


   Item 6. Exhibits and Reports on Form 8-K...................................8



     *The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.



PART I  FINACNIAL INFORMATION

Item 1. Financial Statements


                          SOLAR SATELLITE COMMUNICATION, INC.
                                     BALANCE SHEET
                                     -------------

                                        ASSETS
                                        ------

                                                              July 31,       October 31,
                                                                2001             2000
                                                             -----------     ------------
                                                             (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                               $   864,607    $   889,691
                                                             -----------    -----------

                                                             $   864,607    $   889,691
                                                             ===========    ===========




                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------


               LIABILITIES, accounts payable                 $     1,103    $     6,536
                                                             -----------    -----------

          COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 1,000,000 shares
        authorized, none issued or outstanding                      --             --
     Common stock, $.001 par value, 25,000,000 shares
        authorized, 7,505,801 shares issued
        and outstanding                                            7,506          7,506
     Additional paid-in capital                                2,775,986      2,775,986
     Accumulated (deficit)                                    (1,919,988)    (1,900,337)
                                                             -----------    -----------

               Total Stockholders' Equity                        863,504        883,155
                                                             -----------    -----------

                                                             $   864,607    $   889,691
                                                             ===========    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                            SOLAR SATELLITE COMMUNICATION, INC.
                                 STATEMENTS OF CASH FLOWS
                                 ------------------------
                                        (Unaudited)


                                    For the        For the        For the        For the
                                  Three Months  Three Months    Nine Months    Nine Months
                                 Ended July 31, Ended July 31, Ended July 31, Ended July 31,
                                      2001          2000            2001          2000
                                  -----------    -----------    -----------    -----------

                 REVENUES:
   Interest and dividend income   $     7,191    $    11,583    $    28,433    $    26,966
   Interest income, directors            --             --             --            5,924
                                  -----------    -----------    -----------    -----------


         Total Revenues                 7,191         11,583         28,433         32,890
                                  -----------    -----------    -----------    -----------




COSTS AND EXPENSES:
   General and administrative          11,825         20,449         48,084         97,325
                                  -----------    -----------    -----------    -----------


         Total Expenses                11,825         20,449         48,084         97,325
                                  -----------    -----------    -----------    -----------




                 NET (LOSS)       $    (4,634)   $    (8,866)   $   (19,651)   $   (64,435)
                                  ===========    ===========    ===========    ===========




NET (LOSS) PER COMMON SHARE
   BASIC AND DILUTED              $         *    $         *    $         *    $         *
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
                                  ===========    ===========    ===========    ===========



*Less than $(.01) per share


                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                       SOLAR SATELLITE COMMUNICATION, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (Unaudited)

                                                              For the Nine Months Ended
                                                                        July 31,
                                                              -------------------------
                                                                   2001         2000
                                                                ---------    ---------

CASH FLOWS FROM (T0) OPERATING ACTIVITIES:
                      Net (loss)                                $ (19,651)   $ (64,435)
     Adjustments to reconcile net (loss) to net cash
            provided by operating activities:
     Changes in operating assets and liabilities:
         Accounts payable                                          (5,433)        --
         Due from directors                                          --        292,166
         Accrued interest receivable, directors                      --            360
                                                                ---------    ---------

                  Net Cash Provided (Used) by Operating
                        Activities                                (25,084)     228,091
                                                                ---------    ---------



         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (25,084)     228,091



CASH AND CASH EQUIVALENTS, beginning of year                      889,691      660,143
                                                                ---------    ---------



CASH AND CASH EQUIVALENTS, end of year                          $ 864,607    $ 888,234
                                                                =========    =========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                       5

                       SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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

In the opinion of management, the unaudited interim financial statements for the period ended July 31, 2001 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three and nine months ended July 31, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in our annual report filed with the Securities and Exchange Commission for the year ended October 31, 2000.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company paid $30,577 and $53,271 of professional fees during the nine months ended July 31, 2001 and 2000, respectively to Belaire Business Group, a partnership whose partners are members of Satellite Investment Group, LLC, and directors and management of the Company.

The Company paid $-0- and $300 during the nine months ended July 31, 2001 and 2000, respectively, of legal fees to a law firm, whose principal is a member of Satellite Investment Group, LLC, and is a director and manager of the Company.

NOTE 3 - SUBSEQUENT EVENTS

On August 30, 2001 the Company's Board of Directors approved a one-for-seven reverse stock split of the Company's common stock and an increase in the number of authorized shares of common stock to 100 million shares.

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

(b) Liquidity and Capital Resources

     At July 31, 2001, the Company had cash and cash equivalents of $864,607 a decrease $25,084 of from the Company's October 31, 2000 year-end. This decease is primarily a result of expenses exceeding income. While the Company has no foreseeable capital commitments, it also has no present expectations of generating any cash flow from operations until such time as it may successfully complete the acquisition of a business, operations or assets of an operating entity. At the present time, management has no plans to raise additional funds through borrowings or the issuance of debt or equity.

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

                           Part II--OTHER INFORMATION

Items 1. Legal Proceedings
     None

Item 2. Change in Securities
     None

Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matter to a Vote of Security Holders
     At a Special Meeting of the Shareholders held on August 30,2001, the following items were voted on and passed:

     1. An Amendment to the Articles of Incorporation to increase the number of authorized share from 25,000,000 to 100,000,000 shares.

                  For       3,825,000
                  Against           0
                  Abstain           0

     2. The approval of a 1 for 7 reverse stock split of the Company's outstanding stock.

                  For       3,825,000
                  Against           0
                  Abstain           0

     3. The approval of the adoption of the Company's 2001 Stock Option Plan.

                  For       3,825,000
                  Against           0
                  Abstain           0

Item 5. Other Information
     None

Item 6. Exhibits and Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Solar Satellite Communication, Inc.


Date:  September 19, 2001                    By: /s/ Robert Guerra
                                             -----------------------------------
                                             Robert Guerra, President and Chief
                                             Accounting Officer