Form 10KSB
period 2001-10-31
SOLAR SATELLITE COMMUNICATION INC
filed 2002-01-30
CIK 729588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2001
                         Commission file number: 0-12169

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

After December 7, 2001, the issuer's address is:
           7926 Jones Branch Drive, Suite 330, McLean, Virginia 22102
           ----------------------------------------------------------
As of October 31, 2001, the issuer's address was:
           630 South Syracuse Way, Suite 293 Englewood, Colorado 80111
           -----------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

Issuer's telephone number:
After December 7, 2001, the issuer's telephone number is:
                                 (703) 847-4600
                                 --------------
As of October 31, 2001, the issuer's telephone number was:
                                                            (720) 529-5518
                                                            --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No
   ---  ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. [ ]

State issuer's revenues for its most recent fiscal year:  $33,562

At October 31,2001, the aggregate market value of the shares of voting stock held by non-affiliates (approximately 493,686 of $.001 par value Common Stock) was $0 as of October 31, 2001. The stock price for computation purposes was $-0-, based on the fact that there is presently no market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Company's shares of Common Stock. The number of shares of non-affiliates of the Company has been calculated by subtracting shares held by persons affiliated with the Company from outstanding shares.
There were 1,072,636 shares of the Company's Common Stock outstanding as of October 31, 2001, according to the records of the Company's transfer agent.

After the Merger set forth in Part I, Item 1 (a), the aggregate market value of the shares of voting stock held by non-affiliates (approximately 1,414,995 of $.001 par value Common Stock) was $0, as of December 31, 2001. The stock price for computation purposes was $-0- based on the fact that there is presently no market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Company's shares of Common Stock. The number of shares of non-affiliates of the Company has been calculated by subtracting shares held by persons affiliated with the Company from outstanding shares. There were 4,433,788 shares of the Company's Common Stock outstanding as of December 31, 2001, and there were 582,973 Preferred B shares outstanding. The Preferred B shares are convertible into two shares of common stock for each Preferred B share. The Preferred B shares are all held by an affiliate.

                      SOLAR SATELLITE COMMUNICATIONS, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
PART I
            Item 1.  DESCRIPTION OF BUSINESS
            Item 3.  LEGAL PROCEEDINGS
            Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

            Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                     OPERATION
            Item 7.  FINANCIAL STATEMENTS
            Item 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

            Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
            Item 10. EXECUTIVE COMPENSATION
            Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT
            Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            Item 13. EXHIBITS AND REPORTS ON FORM 8-K

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

Item 1.  DESCRIPTION OF BUSINESS

         (a) History of the Company

         Solar Satellite Communication, Inc. (the "Company"), is a Colorado corporation. On October 31, 2001 the principal business address of the Company was 6300 South Syracuse Way, Suite 293, Englewood, Colorado 80111 and its phone number was (720) 529-5518. As of the date of filing this report the principal business address of the Company is 7926 Jones Branch Drive, Suite 330, McLean, Virginia 22102. Its phone number is 703-847-4600.

         The Company was organized under the laws of the State of Colorado on April 6, 1983 to engage in the business of community satellite-based cable television systems. During 1986, the Company sold substantially all of its operating assets and in 1987 sold one of its two remaining systems and terminated the contract rights on the last system essentially ceasing operations. The Company has been inactive since 1989.

         Between May of 1984 and December of 1985, the Company sold 75,058,000 shares of its common stock in a public offering. In January of 1989, the Company completed a reverse stock split whereby each ten shares of common stock issued and outstanding as of the effective date of the split became one share immediately subsequent to the split (one for ten). Subsequently, through the early 1990's, many of the Company's shareholders returned their stock in the Company to the transfer agent for cancellation in their efforts to write off their investment for tax purposes.

         In 1988, the Company acquired an investment in shares representing, at that time, 20% of Accelr8 Technology, Inc. (then known as Hydro-seek, Inc.), a publicly traded company. The Company liquidated portions of this investment through the sale of Accelr8 shares from 1991 through 1994.

         In  connection   with  the  acquisition  of  50.96%  of  the  Company's
outstanding stock by Satellite Investment Group, LLC, a Colorado limited liability company ("SIC"), in July 1998, the Company entered into an Asset Rehabilitation Agreement with SIC under which the Company agreed to pay SIC a rehabilitation fee of $2,500,000 if SIC was able to make the necessary financial arrangements to cause the remaining Accelr8 stock certificates which had become lost to be replaced and thus the investment in Accelr8 to become freely saleable by the Company. SIC then paid $137,189 to a surety company to issue the required bond for the replacement of the lost certificates, which payment was reimbursed by the Company, and SIC obtained for the surety Company a required indemnity


                                    Part I-1
from a substantial indemnitor. The fee of the indemnitor for the indemnity to the surety company was paid by SIC and SIC agreed to indemnify the indemnitor. The Accelr8 stock certificates were then replaced and the rehabilitation fee and the cost of the bond were added to the Company's cost basis of the remaining investment in Accelr8 stock. Thereafter, the remaining shares of Accelr8 stock were sold by the Company between July 1998 and January 1999 for a total consideration of $3,704,103. The Company paid the rehabilitation fee and reimbursed the entity which paid the surety bond fee (but did not reimburse the indemnity fee). No shares of Accelr8 are currently owned by the Company. (SEE:
ITEM 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

         Other than the investment in Accelr8 the Company continued to be inactive as it had been since 1989, through the date of the subsequent event which occurred on December 7, 2001. It did take actions to facilitate actively seeking a merger candidate during 2001.

         On December 7, 2001, the Company finalized the merger (the "Merger") it had been seeking when Document Planet, Inc., a Colorado corporation and wholly owned subsidiary of the Company ("Merger Sub") merged with and into Document Planet, Inc. ("DPI"), a Delaware corporation, with Merger Sub being the surviving corporation and continuing its existence under the laws of the State of Colorado and the name Document Planet, Inc. Articles of Merger were filed with the State of Delaware and the State of Colorado on December 7, 2001, being the Effective Date of the Merger. The terms of the Merger are set forth in an Agreement and Plan of Merger dated December 7, 2001 by and among the Registrant, the Merger Sub, and DPI. Document Planet is a technology-based media corporation currently serving the US print industry. As a result of the Merger, the Registrant is now the one hundred percent (100%) owner of DPI.

         The consideration paid to the shareholders of DPI by the Registrant for the Merger was 3,603,788 shares of Common Stock paid 2 shares of registrants stock per share of DPI stock, and 582,973 shares of its Class B Preferred Stock which is convertible into 1,165,946 shares of Common Stock paid to the holders of DPI Class B Preferred Stock.

         Subsequent to the merger, there were 4,433,788 shares of the Company's common stock outstanding and 582,973 shares of the Company's preferred B stock, convertible into 2 common shares for each convertible share and having full voting rights equal to their converted number of shares (1,165,946). Consequently, there were an equivalent number of 5,599,734 common shares outstanding.



         (b) Current Operations

         As of October 31, 2001 the Company's current operations consisted solely of seeking merger candidates; attempting to locate and negotiate with a business entity for the merger of that target company into the Company or a wholly owned subsidiary of the Company formed for the purpose of such a merger. There were

                                    Part I-2
discussions   on-going  with  a  particular  candidate  that  were  subsequently finalized as described below.

         The Company believed there are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

o the ability to use registered securities to make acquisition of assets or businesses;
o        increased visibility;
o        the facilitation of borrowing from financial institutions;
o        improved trading efficiency;
o        shareholder liquidity;
o        greater ease in subsequently raising capital;
o        compensation of key employees through stock options;
o        enhanced corporate image;
o        a presence in the United States capital market.

         The Company recognized that a business combination with a target company may involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target business of its own management and board of directors, which did occur upon the Merger.

         As of October 31, 2001 there was no market for the Company's securities. As of the present time, there is no market for the Company's securities.

         Subsequent to October 31, 2001, the Company negotiated the Merger described above which was concluded on December 7, 2001 with Document Planet merging into a wholly owned subsidiary of the Company. Upon the conclusion of this Merger, the Company's activities were substantially conducted through its Document Planet subsidiary. Document Planet is a start-up company having limited sales. The Company is also carrying on activities to acquire additional organizations to provide sales that will be supported by its Document Planet subsidiary.

         The current operations of the Document Planet subsidiary of the Company are:

         Providing management, procurement services, and logistics solutions to the US commercial print market. The Company has crafted an integrated system combining personal customer service and leading edge technology to meet the needs of the corporate print buyer. Products and services include:

o Customer service through three levels of customer support, including the sales representative, the project manager, and the digital service representative.

o Prepress and technical support facilities where leading edge technology has been integrated into a seamless system to provide buyers control over the entire production process.

                                    Part I-3

o Extensive production capabilities through a network of printers, representing every type of production process.

o State-of-the-art on line tracking systems that allow print buyers (customers) to procure and manage their printed materials, using any Internet-enabled personal computer.

         These systems and processes should represent a significant convenience to print buyers, such as:

o        Convenient order placement
o        Expedient communications
o        Accurate fulfillment
o        Single sourcing
o        Control over production
o        Accountability
o        Internal financial controls
o        Scalability
o        Maintenance of history
o        Cost savings


         (c) Risks Related to the Plan of Operation

         At October 31, 2001, prior to consummating  the December 7 Merger,  the
Company's  business  was  subject  to  numerous  risk  factors,   including  the
following:

         THE COMPANY HAD NO RECENT OPERATING HISTORY, OPERATING REVENUE AND HAS MINIMAL ASSETS. The Company has had no operations since approximately 1987. The Company has only limited assets and financial resources. The Company would have, in all likelihood, sustained operating expenses without corresponding revenues, at least until the consummation of a business combination. This may have resulted in the Company incurring a net operating loss which would have increased continuously until at least the time the Company consummated a business combination with a target company. There was no assurance that the Company could identify such a target company and consummate such a business combination.

         SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend on the operations, financial condition and management of the identified target company and numerous other factors beyond the Company's control.

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

                                    Part I-4

         THE COMPANY HAS NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION. Although engaged in conversations, the Company has no arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a business entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

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

         THE COMPANY HAS A LACK OF MARKET RESEARCH AND NO MARKETING ORGANIZATION. It has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization.

         THERE WILL BE A CHANGE IN MANAGEMENT. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require the Company's management to sell or transfer all or a portion of the Company's common stock held by them, and to resign as directors and officers of the Company.

         THE PLAN OF OPERATION PROVIDES FOR SUBSTANTIAL DILUTION TO THE COMPANY'S EXISTING SHAREHOLDERS AS A RESULT OF A MERGER. The company's plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to the shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

         After consummating the December 7 Merger, the Company's business is subject to numerous risk factors, including those enumerated above not relating to the acquisition and the following:


                                    Part I-5

         THE COMPANY HAS A LIMITED OPERATING HISTORY AND IS SUBJECT TO THE RISKS OF A NEW ENTERPRISE. The Company has not prevsiously conducted business in the printing industry. The acquired company, Document Planet, Inc. was founded in 1999 and commercially introduced its technology-enabled printing services in January, 2001. Document Planet has had limited revenues to date, and customers have been doing business with it for only a short time. Such limited operating history and the emerging nature of the market in which Document Planet competes make it difficult to assess the Company's prospects or predict future operating results. Document Planet's recent revenue growth is therefore not an indication of the Company's future rate of revenue growth. The Company's prospects are subject to the risks and uncertainties frequently encountered in the establishment of a new business enterprise. There can be no assurances that the Company can implement the following tasks, required to be successful:

o Obtain substantial numbers of new customers rapidly and efficiently through direct sales efforts, hiring of high-volume sales persons, and acquisitions of print brokers;
o        Expand the sales and marketing organization;
o        Retain existing customers and increase sales to these customers;
o        Expand  the  number  of  commercial   print  vendors  and  improve  the
         technological and logistical connections to these vendors;
o        Anticipate and respond to competitive developments;
o        Raise  additional  capital;
o        Develop and upgrade internal control systems; and
o        Identify, attract, retain and motivate qualified personnel.

         DOCUMENT PLANET HAS A HISTORY OF LOSSES. Document Planet has never been profitable, and it is anticipated that the Company will continue to incur net losses in the near term. To become profitable, the Company must significantly increase revenues by obtaining new customers both directly and through the acquisition of print brokers. Furthermore, the Company must control costs and improve gross margins. The Company expects to continue to incur operating losses for the near future, due to the level of its present sales volume and the increase in operating expenses in connection with:

o        Expanding the sales and marketing organization;
o        Developing acquisition candidates and closing on quality acquisitions;
o        Continuing to develop services and technology;
o Hiring additional personnel; and o Upgrading information and internal control systems.

         There can be no assurances that the Company will increase revenues and gross margins fast enough to cover operating expenses. Therefore, operating losses may continue in future periods. Competition or other changes in printing industry economics may also adversely affect the Company's ability to become profitable.

         THE COMPANY NEEDS TO OBTAIN ADDITIONAL CAPITAL AND MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, WHICH WOULD CAUSE DILUTION. The Company requires additional capital to continue as a going concern. The Company has no commitments for this or other financings. Additionally, the Company needs to

                                    Part I-6
raise additional funds to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures and to acquire complementary businesses or technologies. The Company's future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of acquisitions that are completed, the rate of revenue growth, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining the network infrastructure and other systems. As a result, the Company cannot predict with certainty the timing or amount of its future capital needs. There are no commitments for additional financing, and the Company may experience difficulty in obtaining additional funding on favorable terms, if at all.

         Any future funding will dilute the ownership of the Company's shareholders. If additional funds are raised through the issuance of equity or securities convertible into equity, the percentage ownership of the stockholders of the Company will be reduced and such securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its expansion, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Such inability could have a material adverse effect on the Company's business, results of operations and financial condition.

         QUARTERLY RESULTS ARE DIFFICULT TO PREDICT AND LIKELY TO FLUCTUATE. The Company's quarterly revenues, expenses and operating results have varied in the past and are likely to vary in the future. The Company competes in the general commercial printing sector, which is characterized by individual orders from customers for specific printing projects rather than long-term contracts. Continued engagement for successive jobs depends on the customers' satisfaction with the services provided. As a result, the number, size and profitability of printing jobs in a given period is difficult to predict. Quarterly fluctuations may also result from:

o        The timing of announcement and completion of acquisitions;
o        The ability to obtain new customers;
o        The timing of customer orders;
o        Changes in the mix of printing services;
o        Increased competition;
o        General or industry-specific economic conditions.

         Based on all these factors, the Company believes that quarterly revenues and operating results will be difficult to predict. Moreover, because of the Company's short operating history, period-to-period comparisons of operating results are not necessarily meaningful and are not an indication of future performance.

         THERE ARE NO ASSURANCES THAT THE COMPANY WILL BE ABLE TO OBTAIN NEW CUSTOMERS. Many of the potential customers that the Company pursues through the direct sales process have long-standing business relationships and personal ties with their existing printers, which they are reluctant to disrupt. To successfully sell its products, the Company generally must educate potential

                                    Part I-7
customers on the use and benefits of its system, which can require significant time and resources. The sales cycle may require more than one year.

         A substantial majority of revenue will be derived from customers that the Company obtains through hiring of high-volume sales representatives and acquisitions of print brokers. There can be no assurance that acquired customers will transfer all of their business to the Company.

         THERE CAN BE NO ASSURANCES THAT THE COMPANY WILL SUCCESSFULLY COMPLETE AND INTEGRATE ACQUISITIONS. To expand the Company's business and customer base, it is intended that the Company pursue acquisitions of print brokers and companies who offer complementary products or services. Although, the Company is in negotiations with several acquisition candidates, no definitive acquisition agreements have been signed at this time. The Company must effectively compete with numerous other potential acquirers, particularly a number of large companies that are aggressively seeking to consolidate segments of the printing industry. The Company may not be able to negotiate definitive agreements with candidates and complete their acquisition.

         The integration of acquired businesses is often difficult, time-consuming and expensive. If acquiring businesses proves too costly or time-consuming, or if the Company is unable to successfully retain the customers or personnel of acquired businesses, its growth rate may not be sufficient to achieve profitability in the future.

         To the extent the Company completes acquisitions using cash rather than stock, the Company may need to raise additional capital in order to continue operations after the existing capital resources are expended.

         THERE ARE NO ASSURANCES THAT THE COMPANY'S PRINT CONTRACTORS WILL FULFILL ORDERS IN A TIMELY AND COST-EFFECTIVE MANNER. The Company depends on numerous outside commercial print contractors to fulfill customer orders. There are no long-term contracts with these vendors. If they were to increase prices, the Company's selling prices and/or margins would be adversely affected, making the Company less competitive. Furthermore, any failure to fulfill orders in a timely way or in accordance with quality specifications could harm the Company's business and reputation.

         THE COMPANY FACES INTENSE COMPETITION FROM TRADITIONAL AND NEW PLAYERS IN THE INDUSTRY. The printing industry is intensely competitive. Competitors vary in size and in the scope and breadth of the products and services offered. Such competition may result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously impact the Company. There is no assurance that the Company can successfully compete agianst current and future competitors.

         TECHNOLOGY DEVELOPMENTS COULD REDUCE THE DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES. In recent years, the market for printed business materials has experienced significant changes due to advances in computer and communication technologies. Certain products that were once commercially printed are now generated on computers through word processing or desktop publishing

                                    Part I-8
software. In addition, some information is now disseminated in a digital or electronic format rather than in a paper format. These trends could continue in the future, resulting in decreased demand for the Company's services.

         DEPENDENCE ON MANAGEMENT. The Company will be dependent on the expertise and experience of its officers, directors and other management. Although the Company has "key man" insurance on key members of its staff, after the conclusion of the Offering, the loss of any of the officers, directors or other management staff would inhibit the Company's operations.

         FUTURE OFFERINGS; DIMINUTION IN PRO RATA OWNERSHIP. The Company reserves the right to make future offers and sales, either public or private, of its securities. There can be no assurance that the Company will be able to successfully complete any such future offerings; however, in the event that any such future sales of securities are effected, a shareholder's pro rata ownership interest in the Company may be reduced to the extent of any such issuance and, to the extent that any such sales are effected at consideration which was less than that paid by the shareholder, dilution may occur.

         (d) Plan of Operation

                       (1) Prior to the Merger

         As of October 31, 2001, the Company intended to merge with or acquire a business entity in exchange for the Company's securities. It had no particular acquisition in mind. The Company had no plan to restrict its search to any specific business, industry, or geographical location and the Company left open the possibility of participating in a business venture of virtually any kind or nature. At that time it had no full time employees. The Company's Management had agreed to allocate a portion of their time to the activities of the Company as consultants.

         The Certificate of Incorporation of the Company provides that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

         The Company recognized that it could seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         The Company recognized that it would not restrict its search for any specific kind of firms, and that it may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. It also recognized that the acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company

                                    Part I-9
may offer. However, the Company did not intend to raise additional funds to finance the operation of any acquired business opportunity until the Company had successfully consummated the merger or acquisition transaction.

         In implementing a structure for a particular business acquisition, the Company recognized that it could acquire stock or assets of an existing business, most probably for a significant amount of stock in the Company. On the consummation of a transaction, it was probable that the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company and the then present Management and shareholders of the Company would no longer be in control of the Company. In addition, some or all of our directors, as part of the terms of the acquisition transaction, likely would be required to resign and be replaced by one or more new directors without a vote of the then existing shareholders.

         The Company anticipated and did participate in a business opportunity only after the negotiation and execution of appropriate agreements. It was felt that such agreements would require certain representations and warranties of the parties thereto, would specify certain events of default, would detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, would outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and would include miscellaneous other terms.

         In looking for its merger candidate, the Company adopted a policy that the Company would not seek an acquisition or merger with any entity in which the Company's officers, directors, and controlling shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

                       (2) After the Merger

         The Company intends to attain and maintain leadership in the printing industry by providing customers with superior service throughout the print process. The Company intends to provide the best technical assistance, utilizing both technology and personal service. The Company intends to establish and maintain relationships with providers who will provide on time, accurate, and complete fulfillment of all customers' needs. The Company will use its technology and relationships to enhance sales efforts by making the sales staff more productive and by making the Company the place for excellent sales representatives to work. The Company's sales efforts will be enhanced through the acquisitions of already productive print brokers. The Company intends to:

o MAINTAIN TECHNICAL SUPERIORITY: The technology behind the Company's solutions is based on combining the print manufacturing process and the customer procurement process into one coherent system. The Company intends to continue its leadership position by pursuing technology initiatives designed to enhance its product and service offerings and using strategic alliances to help stay on the leading edge.


                                   Part I-10

o EXPAND MARKETING AND SALES: The Company intends to build an experienced, direct sales force and customer support representatives to implement its sales strategy. Historically, customer relationships have been key in the printing industry: as customers must have confidence in the ability of their vendor to delivery top quality print at a reasonable price. The Company believes that it is the relationship between the print buyer and the print seller that builds this confidence. The Company feels that even with technological adoption the importance of the personal relationship side of the business will remain. The approach is to combine the best of old fashioned hand holding with leading edge customer relationship management technology. The Company understands the print buyer's needs and has crafted an integrated system to support those needs.

         The Company intends to focus its sales efforts on mid-market and large customers with annual printing needs of $50,000 to $10 million. It is the Company's intention to use existing customer relationships to further penetrate vertical markets.


o IMPLEMENT AN ACQUISITION STRATEGY: The Company is actively pursuing acquisitions of print brokers with strong customer relationships to speed its sales growth. The Company views the following as key benefits of this strategy:

o An efficient way to access high-quality customers, avoiding a lengthy direct sales cycle;
o An effective means of acquiring an established and knowledgeable sales force; and
o An introduction to a broader audience of customers and wider range of geographical markets.

         According to the Document Management Industries Association (DMIA) there are as many as 13,000 brokers nationwide. A broker could be a firm of any size,  including  a sole  proprietor  operating  out of his home, acting as a manufacturers representative marketing forms, printing, office products and the like to corporate buyers.

         It is anticipated that brokers would be drawn to the Company for a number of reasons, including: o Clear marketplace differentiation. o Wider variety of products available for sale.

o        High level of customer and technical support.
o        Marketing  Support  including  direct  mail,   eBrochures,   web  site,
         telemarketing.
o        Online transactional tools.
o        Profit-based commission structure.
o        Equity Participation.




                                   Part I-11

COMPETITION

         Prior to the December 7th Merger, while looking for its acquisition candidate, the Company was a small participant among the organizations which engage in the acquisition of business opportunities. There are many established organizations which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company felt it may have been at a competitive disadvantage compared to the Company's competitors.

         The December 7th Merger brought the Company into the Media business - particularly the print sales, provisioning and information support of these sales.

         The  Company  faces  competition  on  two  levels:   traditional  print
providers and the new breed of e-printing companies. Of the traditional print providers, commercial printers and print brokers are the most successful at selling printing to the target market. Most commercial printers, however, are focused on manufacturing, with limited technological and marketing capabilities.

         Over the last few years, hundreds of print e-commerce and e-collaboration companies appeared. Although, several have been in apparent retreat as the economy slows down and the general dot-com boom turns to bust, there are still several companies that have survived and some have even thrived. Of the wide variety of business models constituting the e-printing space, the Company competes most directly with those companies who have adopted the online-printing services model. The Company believes the most prominent and direct competitors in this space and the Company's understanding of their strategies are:

o ImageX: In their attempt to offer an end-to-end solution for the printing industry, they have an aggressive acquisition strategy. Their acquisitions have not been integrated into a coherent set of service offerings that customers can easily understand. In contrast to ImageX, the Company's strategy is to attract top-producing salespeople and acquire print brokers, offering similar products and services to customers.
o IPrint: They have focused on the small office/home office (SOHO) market, an expensive market to service. The Company focuses on high volume, high value customers, supporting a more profitable and scalable business model.
o        Httprint: They are most like the Company in terms of business strategy.
         They differ in that they have focused on expansion to the European market. Furthermore, the Company has more depth and functionality in its customer service offerings than does Httprint.
o Versient: They have focused on specific vertical markets with specific solutions. Their products, designed for the specific vertical, limit their ability to easily expand to other customer segments. In contrast, the Company's products and services are designed to be used by any type of print buyer in any market segment.

                                   Part I-12

         The Company's key competitive advantage is that its tools and processes are designed to support the way the high-volume buyers process work today, while offering them a smooth path towards the adoption and implementation of new leading-edge solutions as their budgets, desires, and risk preferences allow over time. This combination of high touch and high technology customer relationship management with guaranteed print-ready files gives the Company control over the marketing and production process and effectively locks out any competitor.


Item 2.  DESCRIPTION OF PROPERTY

         Prior to the Merger, the Company utilized the offices of its officers and directors without change consisting of approximately 2,500 square feet located at 6300 South Syracuse Way, Suite 293, Englewood, Colorado 80111.

         Subsequent to the merger the Company utilizes the offices, without charge, comprised of approximately 500 square feet at its principal shareholders offices located at 7926 Jones Branch Drive, Suite 330, McLean, Virginia 22101. It also leases offices, consisting of approximately 4,050 square feet, at a rent of $5,245 per month, utilized by Document Planet at 4613 Pinecrest Office Park Drive, Alexandria, Virginia 22312. The current lease expires February 28, 2002.


Item 3.  LEGAL PROCEEDINGS

         No legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective June 22, 2001, the Board of Directors adopted the 2001 Omnibus Stock Option Plan (the "2001 Stock Option Plan"). The 2001 Stock Option Plan allows for the granting of (i) nonstatutory stock options ("NSOs"), which can be granted to employees of the Company or any affiliate of the Company and non-employees (such as consultants and outside directors) and (ii) tax-qualified incentive stock options ("ISOs"), which can be granted only to employees of the Company or any affiliate of the Company. No grants have been made pursuant to this 2001 Stock Option Plan.

         On August 30, 2001 the Company's Board of Directors approved a one-for-seven reverse stock split of the Company's common stock and an increase in the number of authorized shares of common stock to 100 million shares

         At a Special Meeting of the Shareholders held on August 30,2001, the above items were voted on and passed.




                                   Part I-13

                                      PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Principal Market or Markets. The Company's stock has not traded since 1987.

         (b) Approximate Number of Holders of Common Stock. As of December 31, 2001, as reported by Computershare, the Company's transfer agent, the number of security holders was 781.

         (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

         After the Merger, the holders of common and Preferred B stock are entitled to receive dividends, as may be declared by the Company's Board of Directors. The Preferred B stock has an accruing 8% per annum dividend. This dividend is payable in cash or stock, at the option of the Preferred B shareholder. No dividends were paid by the Company, nor does the Company anticipate paying dividends in the foreseeable future.

         (d) Recent Sales of Unregistered Securities.

         In connection with the Merger, the Company issued to the shareholders of DPI 3,603,788 shares of Common Stock and 582,973 shares of its Class B Preferred Stock which is convertible into 1,165,946 shares of Common Stock.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Forward-Looking Statements

         Certain statements contained in this annual report on Form 10KSB including without limitation, statements containing the words "believes", "anticipates", "estimates", "expects," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results and the structure of transactions which may occur in the future could differ materially from those described in these forward-looking statements for many reasons, including those set forth in the risk factors included herein and for other reasons including the demands of the specific business entity with which the company may elect to engage in a transaction.

         Plan of Operation

         See Part I, Item 1. Description of Business, (b) Current Operations and
(d) Plan of Operation, (2) After the Merger.



                                   Part II-1

         Liquidity and Capital Resources

         (a) Prior to the Merger

         As of October 31, 2001, the Company's fiscal year end, the Company had cash and cash equivalents of $850,411, a decrease of $39,280 from October 31, 2000. The decrease is a result of $80,230 paid for general and administrative expenses. This was partially offset by interest income of $33,562. While the Company had no foreseeable capital commitments, it also had no present expectations of generating any cash flow from operations until such time as it successfully completed the acquisition of a business, operations, or assets of an operating entity.

         As of October 31, 2001, the Company believed its current cash and equivalents would satisfy its expected working capital requirements through fiscal 2001 and thereafter until an acquisition was consummated.

         (b) After the Merger

         The current financial condition of the Company will be the subject of a form 8-K/A filing, anticipated to be filed on or before February 20, 2002.


Item 7.  FINANCIAL STATEMENTS

         (a) Prior to the Merger

         The report of the independent auditors on the financial statements appears at Page F-2 and the financial statements and their accompanying footnotes appear at Pages F-3 through F-10 hereof. these financial statements and related financial information required to be filed hereunder are incorporated herein by reference.

         (b) After the Merger

         The current financial condition of the Company will be the subject of a form 8-K/A filing, anticipated to be filed on or before February 20, 2002.


Item 8.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.





                                   Part II-2

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a) Prior to the Merger

Directors and Executive Officers. The names and ages of the Directors and executive officers of the Company were as follows:



Name                    Age        Position                            Since
------                 ---        --------

Robert J. Guerra        47         Director, Chief Executive          July 1998
                                   Officer and President

Craig A. Kleinman       46         Director, Vice President and       July 1998
                                   Treasurer

Stephen A. Maguire      51         Director and Secretary             July 1998


         The  following   sets  forth   information   concerning  the  principal
occupations and business experience of the then existing Officers and Directors of the Company:

         Robert J. Guerra served as a director, Chief Executive Officer and President of the Company since July 1998. Mr. Guerra has been a shareholder and co-founder of Kleinman, Guerra & Co., P.C., a certified public accounting firm since 1988. From 1985 to 1988 Mr. Guerra served as the President and director of Beaumont Properties, a full service real estate development and management company. Mr. Guerra received a B.S. degree in accounting from Fairleigh Dickinsen University and a Masters degree in taxation form Denver University School of Law.

         Craig A. Kleinman served as a director, Vice President and Treasurer of the Company since July 1998. Mr. Kleinman has been a shareholder and co-founder of Kleinman, Guerra & Co., P.C., a certified public accounting firm since 1988. From April 1993 to April 1996 Mr. Kleinman served as the Chief Financial Officer of 4Front Technologies, Inc., for which he also served as director until the acquisition of 4Front in October 2000. Mr. Kleinman received a B.S. degree in business from the University of Colorado.

         Stephen A. Maguire served as a director and Secretary since July 1998. Mr. Maguire has been a partner of Maguire and Rabum, LLC, a law practice devoted to business, real estate and finance, since 1993. In 1992, Mr. Maguire was an Associate Attorney with Schied & Horlbeck, P.C. Mr. Maguire is also the President of St. Charles Investment Company. Mr. Maguire received a B. A. from the University of Notre Dame, a M. A. in Librarianship for the University of Denver and a J.D. for the University of Colorado.

                                   Part III-1

         (b) After the Merger

         Upon the consummation of the Merger, Lawrence J. Hoffman, Edward G. Broenniman, Andrew S. Prince, Linda A. Broenniman, and Vincent Mallardi were appointed directors and Robert J. Guerra, Craig A. Kleinman; Stephen A. Maguire resigned as directors on this date. The directors elected Andrew S. Prince to serve as president and Chief Executive Officer, Linda A. Broenniman to serve as Chief Financial Officer, treasurer and secretary. The prior officers resigned.

         (a) Directors and Executive Officers. The names and ages of the Directors and executive officers of the Company are as follows:

Name                     Age      Position                      Since

Lawrence J. Hoffman       47      Director                      December 7, 2001

Edward G. Broenniman      65      Director                      December 7, 2001

Andrew S. Prince          58      Director, Chief Executive     December 7, 2001
                                  Officer and President

Linda A. Broenniman       45      Director, Chief Financial     December 7, 2001
                                  Officer, Treasurer and
                                  Secretary

Vincent Mallardi          59      Director                      December 7, 2001

Biographies of Present Directors:

Andrew S. Prince has served as a director, Chief Executive Officer, and President of the Company since December 7, 2001. Mr. Prince has over 30 years providing senior executive leadership and vision to large and small organizations. He has focused on corporate expansions and been involved with numerous mergers & acquisitions, strategic relationships and joint ventures, including their financial and strategic structuring. Mr. Prince is and has been a manager of venture capital funds and investment banking and consulting firms. Mr. Prince has also served as Deputy Assistant Secretary of the Navy. He was responsible for the worldwide Defense Department's sea-lift logistics operations and the other operations of the Military Sealift Command.

Linda A. Broenniman has served as a director, Chief Financial Officer, Treasurer and Secretary of the Company since December 7, 2001. Ms. Broenniman has over twenty five years experience of successful management experience. Ms. Broenniman spent the previous 15 years building successful entrepreneurial companies, as President/CEO and CFO, including a medical technology company, a health care

                                   Part III-2
information systems company, and a retail food service company. She formerly served as CFO for a NASDAQ telecommunications equipment manufacturer. As
Director of Strategic Planning and Corporate Development at the corporate headquarters of a Fortune 50 company, she gained extensive corporate finance and M & A experience. Ms. Broenniman is married to Mr. Broenniman.

Lawrence J. Hoffman has served as a director of the Company since December 7, 2001. Mr. Hoffman is founder Chairman, and President of Hoffman, Fitzgerald & Snyder, P.C., a large regional accounting and consulting firm based in Northern Virginia. He has over twenty-five years of experience in public accounting, management consulting and investment banking. He currently serves the Firm in the capacity of Managing Director and as Director-In-Charge of the Firm's Corporate Finance and Litigation Support and Forensic Accounting Consulting Service Divisions. Mr. Hoffman is also President of HFS Capital LLC, the Firm's investment banking affiliate and HFS Venture Fund I LLLP, the Firm's affiliate venture capital fund.

Vincent Mallardi has served as a director of the Company since December 7, 2001. Mr. Mallardi is a leading authority on global print media. He has over 30 years of experience as an executive and consultant in print manufacturing and marketing. His career includes management positions at: G. Riccordi, in Milan, Italy and New York; Canada Graphic Arts Information Network, Ottawa; and Schawk Graphics, Inc., Chicago. In 1984, Mr. Mallardi founded his own consulting and publishing practices, where he works with many major printing buyers and producers. He is also Chairman of the Printing Brokerage/Buyers Assocation.

Edward G. Broenniman has served as a director of the Company since December 7, 2001. Edward G. Broenniman is the Managing Director of the Piedmont Group, a venture development firm, and has over 25 years as an operating executive with Fortune 100 firms and privately held high-technology companies. He has extensive knowledge of the printing industry having worked for International Paper, Weyerhauser, Ideal Roller & Graphics, and Printing Plate Supply Company. A successful entrepreneur, Mr. Broenniman has built and sold three venture funded high-technology firms to public companies. As a venture advisor, he works with emerging firms to build their operating results and to increase their shareholder value. Mr. Broenniman is married to Ms. Broenniman.

Item 10. EXECUTIVE COMPENSATION

         No officer or director of the Company directly received compensation except as disclosed in Item 12 Certain Relationships and Related Transactions.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company's securities are recorded on the books of its transfer agent in registered form. A substantial portion of the shares are, however, registered in the name of intermediaries such as brokerage houses and clearing houses on behalf of their respective clients. Management does not have knowledge of the beneficial owners thereof.

                                   Part III-3

         All ownership is beneficial and on record and all beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

         (a) Prior to the Merger

         The following table sets forth information regarding beneficial ownership as of October 31, 2001, of the Company's common stock by any person who is known by the Company to be the beneficial owner of more than five percent (5%) of the Company's voting securities, and by each Director of the Company, and by officers and Directors of the Company as a group. As of October 31, 2001, there were 1,702,636 common shares issued and outstanding.


------------------ ------------------------- ----------------- -----------------
Title of Class     Name and Address          Number of Shares  Percent of Class
------------------ ------------------------- ----------------- -----------------
Common Stock       Satellite Investment      546,429           50.96%
                   Group LLC (1)
                   6300 South Syracuse Way
                   Suite 293
                   Englewood, CO 80111
------------------ ------------------------- ----------------- -----------------
Common Stock       Robert J. Guerra (1)      562,500           52.46%
------------------ ------------------------- ----------------- -----------------
Common Stock       Craig A. Kleinman         562,501           52.46%
------------------ ------------------------- ----------------- -----------------
Common Stock       Stephen A. Maguire (1)    546,429           50.96%
------------------ ------------------------- ----------------- -----------------
Common Stock       Officers and Directors    578,572           53.96%
                   as a group (3 people)
------------------ ------------------------- ----------------- -----------------


(1) Satellite Investment Group's members are Robert J. Guerra, Craig A. Kleinman and Stephen A. Maguire. Each member has a membership interest of 33.33%.

(2) Mr. Guerra indirectly owns 16,071 shares which are registered in the names of his children: Jessica L Guerra, Justin R. Guerra, and Jacqueline S. Guerra.


         (b) After the Merger

         Upon the conclusion of the December 7, 2001 Merger, there were 4,433,788 shares of the Company's common stock outstanding and 582,973 shares of the Company's preferred B stock, convertible into 2 common shares for each convertible share and having full voting rights equal to their converted number of shares (1,165,946). The directors with Beneficial Stock Ownership and the Beneficial Owners of more than 5% of the Company's common stock are as follows:




                                   Part III-4

----------------- ------------------------- ------------------ -----------------
Title of Class    Name and Address          Number of Shares   Percent of Class
----------------- ------------------------- ------------------ -----------------
Common Stock      Lawrence J. Hoffman (1)          1,268,000             28.60%
                  HFS Venture Fund I LLLP
                  7926 Jones Branch Drive
                  McLean, Virginia 22102
----------------- ------------------------- ------------------ -----------------
Preferred B       Lawrence J. Hoffman (1)
                  HFS Venture Fund I LLLP
                  7926 Jones Branch Drive            582,973            100.00%
                  McLean, Virginia 22102                 (2)
----------------- ------------------------- ------------------ -----------------
Common Stock      Stephen Kann                     1,447,000             32.64%
----------------- ------------------------- ------------------ -----------------
Common Stock      Satellite Investment               303,793              6.85%
                  Group, LLC (3)
----------------- ------------------------- ------------------ -----------------


(1) Mr. Hoffman, Director, is the Managing Member of the General Partner of HFS Venture Fund I LLLP

(2) The Company's preferred B stock (582,973 shares) is convertible into 2 common shares for each convertible share and has full voting rights equal to their converted number of shares. The equivalent number of common shares is 1,165,946.

(3) Satellite Investment Group's members are Robert J. Guerra, Craig A. Kleinman and Stephen A. Maguire. Each member has a membership interest of 33.33%.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) Prior to the Merger

         In connection with the purchase of control of the Company by Satellite Investment Group, LLC, a limited liability company, whose members are Robert J.Guerra, Craig A. Kleinman and Stephen A. Maguire, the directors and management of the Company, in June 1998 at a time when the market value of the Accelr8 stock was approximately $8 million the Company entered into an Asset Rehabilitation Agreement with Satellite Investment Group, LLC pursuant to which the Company agreed to pay Satellite Investment Group, LLC a Rehabilitation Fee of $2,500,000 if it were able to cause the Accelr8 stock certificates to be replaced and to become freely saleable by the Company. In approving the Asset Rehabilitation Agreement and the Rehabilitation Fee the board of directors of the company acknowledged that the Company had been unable to realize any value from its ownership of the Accelr8 stock because the stock certificates had been lost and the company had no source funding available to it to obtain reissuance of the lost certificates on a more favorable basis than that provided for in the Asset Rehabilitation Agreement. Once Satellite Investment Group LLC obtained the Asset Rehabilitation Agreement, it purchased 50.96% of the Company stock from the prior management and the board of directors and management of the company changed. Satellite Investment Group, LLC then paid $137,189 to Seaboard Surety Company for issuing a bond for the replacement of the lost certificates. This payment was subsequently reimbursed by the Company. To obtain the required bond, Satellite Investment Group, LLC also was required to provide an unlimited indemnification to Seaboard Surety Company from a substantial indemnitor. The


                                   Part III-5
fee of the indemnitor for the indemnity to Seaboard Surety Company was paid by Satellite Investment Group, LLC. The Rehabilitation Fee and the cost of the bond were added to the cost basis of the Accelr8 stock. Thereafter, replacements certificates for the Accelr8 stock were sold between July 1998 and January 1999 at an average price of $7.02 per share for a total consideration of $3,704,103. No shares of Acceler8 are currently owned by the Company.

         The Company paid $45,038 and $64,279 of professional fees during the years ended October 31, 2001 and 2000, respectively to Belaire Business Group, a partnership whose partners are Craig A. Kleinman and Robert J. Guerra, members of Satellite Investment Group, LLC, and directors and management of the Company.

         (b) After the Merger

         The  Document  Planet   subsidiary  of  the  Company  owes  accounting,
consulting and investment banking fees of $145,000 to HFS Capital, LLC. HFS Capital is owned by Lawrence J. Hoffman, director.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         The following financial information is filed as part of this report:

         1)  Financial Statements
         2)  Schedules
         3) Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.     Description

   3.1 Articles of Incorporation (filed as Exhibit 3.1 to the Company's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (File No. 000-12169) and incorporated by reference herein).

   3.2 Articles of Amendment to the Articles of Incorporation of Solar Satellite Communications dated June 7, 1983 (filed as
                  Exhibit 3.2 to the Company's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (File No. 000-12169) and incorporated by reference herein).

   3.3 Articles of Amendment to the Articles of Incorporation of Solar Satellite Communications dated September 22, 1983 (filed as Exhibit 3.3 to the Company's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (File No. 000-12169) and incorporated by reference herein).

   3.4 Articles of Amendment to the Articles of Incorporation of Solar Satellite Communications dated November 29, 1988 (filed as Exhibit 3.4 to the Company's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (File No. 000-12169) and incorporated by reference herein).



                                   Part III-6

   3.5 Articles of Amendment to the Articles of Incorporation of Solar Satellite Communications dated January 17, 1989 (filed as Exhibit 3.5 to the Company's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (File No. 000-12169) and incorporated by reference herein).

   3.6 Bylaws (filed as Exhibit 3.6 to the Company's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (File No. 000-12169) and incorporated by reference herein).

   3.7 Form of Articles of Amendment to the Articles of Incorporation of Solar Satellite Communication, Inc. adopted November 20, 2001, and attached hereto.

   10.1 Stock Purchase Agreement by and between SIG and Tamiya Wantanabe dated May 21, 1998 (previously filed as exhibit (a) on Company's current report on Form 8-K dated July 23, 1998 (File No. 000-12169) incorporated herein by reference).

   10.2 Asset Rehabilitation Agreement dated June 3, 1998 (previously filed as exhibit (b) on Company's current report on Form 8-K dated July 23, 1998 (File No. 000-12169) incorporated herein by reference).

   10.3           Pledge and  Security  Agreement  dated July 8, 1998  (filed as
                  Exhibit 10.3 to the Company's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (File No. 000-12169) and incorporated by reference herein).

   10.4 Indemnity and Restriction Agreement dated July 8, 1998 (filed as Exhibit 10.4 to the Company's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 (File No. 000-12169) and incorporated by reference herein).

   10.5 Recission and Reimbursement Agreement dated April 20, 2000 filed as Exhibit 10.5 to the Company's Report on Form 10-K filed on July 24, 2000 for the fiscal year ended October 31, 1999 File No. 000-12169) and incorporated by reference herein).

   10.6 Agreement and Plan of Merger dated December 7, 2001 by and among the Registrant, the Merger Sub, and Document Planet, Inc. (filed as Exhibit 99.1 to the Company's report on Form 8-K on December 26, 2001 (File No. 000-12169) and incorporated by reference herein).


                                   Part III-7

         (b) Reports on Form 8-K

         An Agreement and Plan of Merger dated December 7, 2001 by and among the Registrant, the Merger Sub, and Document Planet, Inc. (filed as Exhibit 99.1 to the Company's report on form 8-K on December 26, 2001 (File No. 000-12169) and incorporated by reference herein).














                                   Part III-8

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

Notes to Financial Statements                                F-7

                                 AJ. ROBBINS, PC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Solar Satellite Communication, Inc.
Englewood, Colorado


We have audited the accompanying balance sheet of Solar Satellite Communication, Inc. (a Development Stage Company) as of October 31, 2001 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the two year period then ended and for the period from August 1, 2001 (inception of the development stage) to October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing
Standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Satellite Communication, Inc. as of October 31, 2000 and the results of its operations and its cash flows for each of the two years in the two year period then ended and for the period from August 1, 21001 (inception of the development stage) to October 31, 2001 in conformity with generally accepted accounting principles in the United States of America.


                                       /s/ AJ. ROBBINS, PC
                                       -------------------
                                       AJ. ROBBINS, PC
                                       CERTIFIED PUBLIC ACCOUNTANTS
                                       AND CONSULTANTS


Denver, Colorado
December 6, 2001

                       SOLAR SATELLITE COMMUNICATION, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                OCTOBER 31, 2001
                                ================



                                     ASSETS
                                     ------
CURRENT ASSETS:
      Cash and cash equivalents                                       $ 850,411
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
      Accounts payable                                                  $13,923

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.001 par value, 1,000,000                             -
      shares authorized, none issued or outstanding
      Common stock, $.001 par value, 100,000,000                          1,073
      shares authorized; 1,072,636 shares issued and
      outstanding
      Additional paid-in-capital                                      2,782,419
      Accumulated (deficit)                                          (1,919,988)
      (Deficit) accumulated during the development stage                (27,016)
                                                                      ---------
                            Total Stockholders' Equity                  836,488
                                                                      ---------

                                                                      $ 850,411
                                                                      =========







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                       SOLAR SATELLITE COMMUNICATION, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                            ========================





                                                                        For the Period from
                                                                          August 1, 2001
                                                                         (Inception of the
                                            Years Ended October 31,       Development Stage)
                                              2001            2000      to October 31, 2001
                                              ----            ----      -------------------

REVENUES:
        Interest income                    $ 33,562         $ 39,434         $  5,129
        Interest income,
        directors                                 -            5,924                -
                                           --------        ---------         --------
                Total Revenues                3,562           45,358            5,129
                                           --------        ---------         --------
COSTS AND EXPENSES:
        General and
        administrative                       80,230          114,872           32,145
                                           --------        ---------         --------

NET (LOSS)                                 $(46,668)       $ (69,514)        $(27,016)
                                           ========        =========         ========

NET (LOSS) PER COMMON SHARE
BASIC AND DILUTED                          $   (.04)       $    (.06)
                                           ========        =========


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                  1,072,636       1,072,636
                                           =========       =========







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                       SOLAR SATELLITE COMMUNICATION, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2002
                  =============================================





                                       Common Stock                  Additional
                                 ---------------------------------     Paid-In         Accumulated
                                     Shares         Amount             Capital           Deficit        Total
                                 -------------     ---------------  ---------------   -------------   ---------

Balances at October 31, 2000        1,072,636              $ 1,073       $2,782,419   $ (1,900,336)   $ 883,156

Net (loss) for the year ended
October 31, 2001                            -                    -                -        (46,668)    (46,668)
                                 -------------     ---------------  ---------------   -------------   ---------

Balances at October 31, 2001        1,072,636              $ 1,073       $2,782,419   $ (1,947,004)   $ 836,488
                                 =============     ===============  ===============   =============   =========











                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                       SOLAR SATELLITE COMMUNICATION, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                             =======================


                                                                Years Ended October 31,
                                                               -----------------------
                                                                   2001        2000
                                                               ---------    ---------

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
    Net (loss)                                                 $ (46,668)   $ (69,514)
    Adjustments to reconcile net (loss) to
    net cash provided by (used in) operating
    activities:
      Decrease in amount due from directors                         --        292,166
      Decrease in accrued interest
            receivable, directors                                   --            360
      Increase in accounts payable                                 7,388        6,536
                                                               ---------    ---------
                   Net Cash Provided by (Used in)
                   Operating Activities                          (39,280)     229,548
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                --           --
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES                                --           --
                                                               ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                      (39,280)     229,548

CASH AND CASH EQUIVALENTS, beginning of
period                                                           889,691      660,143
                                                               ---------    ---------

 AND CASH EQUIVALENTS, end of period                           $ 850,411    $ 889,691
                                                               =========    =========









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
-------------------
Solar Satellite Communication, Inc. (the Company) (a development stage company) was organized under the laws of the State of Colorado on April 6, 1983. The fiscal year end is October 31. Other than the acquisition of a significant investment in Accelr8 Technology Corporation (Accelr8) in 1988 and the liquidation of that investment which began in 1991 and was completed in January 1999 the Company has not had any significant operating activities since 1989. Beginning August 1, 2001, the Company adopted a program to begin actively pursuing business opportunities including seeking merger candidates. Accordingly, as of August 1, 2001, the Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

Cash and Cash equivalents
--------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity at the date of purchase of three months or less as cash equivalents.

Income Taxes
-------------
Deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the current period and the change during the period in deferred tax assets and iabilities. Deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences.

Concentrations of Risk
-----------------------
The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Earnings (Loss) Per Share
--------------------------
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, options and warrants. During the years ended October 31, 2001 and 2000, there was no dilution from preferred stock, options or warrants outstanding to be considered in calculating diluted earnings per share.

                       SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================

Fair Value of Financial Instruments
------------------------------------
The carrying value of cash and cash equivalents and accrued expenses approximate fair value because of the short maturity of these items.

Use of Estimates
-----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - REVERSE STOCK SPLIT

On August 30, 2001, the Company's Board of Directors authorized a one for seven reverse stock split of the Company's outstanding common stock and an increase in the number of authorized shares of common stock to 100,000,000 shares. All references in the financial statements and notes to the number of shares and per share amounts have been restated to reflect the stock split.

NOTE 3 - STOCK OPTION PLAN

Effective June 22,2001, the Company's Board of Directors adopted the 2001 Stock Option Plan (the Plan) which provides for the granting of non-statutory stock options (NSO) to officers, directors, employees and consultants and tax-qualified incentive stock options (ISO) to employees. The Plan was approved by the shareholders on August 30, 2001.

The aggregate number of shares that may be granted under the Plan upon the exercise of an NSO or ISO is 400,000. The Plan is in effect until June 22, 2011. The options are exercisable to purchase stock for a period of ten years from the date of grant.

Each ISO granted under the Plan may not have an exercise price less than the market price of the Company's common stock on the date of grant. ISO's granted to significant stockholders shall have an exercise price of not less than 110% of the fair market value of the stock on the date of the grant.

As of October 31, 2001, no grants had been made pursuant to the Plan.

                       SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 4 - INCOME TAXES

The components of deferred tax assets and (liabilities) are as follows:

                                                      2001              2000
                                                  ------------     -------------
Total deferred tax asset - Net                     $ 108,000          $ 90,000
operating loss carryover
Less valuation allowance                            (108,000)          (90,000)
                                                  ------------     -------------
Total deferred tax (liabilities)                         --               --
                                                  ------------     -------------
Net deferred tax asset (liability)                 $     --         $     --
                                                  ============     =============

The components of deferred income tax expense (benefit) are as follows:

                                                      2001              2000
                                                  -----------      -------------
Net operating loss carryover                       $ (17,000)       $ (183,000)
Valuation allowance                                   17,000           183,000
                                                  -----------      -------------
                                                   $    --          $     --
                                                  ===========      =============


Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory income tax rates to pre-tax loss and the actual amount of income tax expense (benefit):
                                                      2001              2000
                                                  -----------      -------------
Tax (benefit) at federal statutory rates           $ (16,000)       $(24,000)
Change in valuation allowance                         16,000          24,000
                                                  -----------      -------------

                                                   $    --          $   --
                                                  ===========      =============


The Company has a net operating loss carry forward of approximately $289,000, which will expire beginning in 2002 through 2021. Use of the net operating loss may be limited in the event of a change in ownership (see Note 6).


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company paid $45,038 and $64,259 of professional fees during the years ended October 31, 2001 and 2000, respectively to Belaire Business Group, a partnership whose partners are directors and management of the Company as well as members of Satellite Investment Group, LLC (SIG), a 51% shareholder of the Company.

                      SOLAR SATELLITE COMMUNICATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          =============================


NOTE 6 - SUBSEQUENT EVENTS

In December 2001, the Company entered into a merger agreement with Document Planet, Inc. (DPI), a print marketing and management company. Under the terms of the agreement, in exchange for all of the outstanding stock of DPI, the Company will issue 3,603,788 shares of its common stock and 582,973 shares of its Series B preferred stock to the shareholders of DPI. As a condition of closing the agreement, DPI will purchase an additional 242,636 shares of the Company's common stock from Satellite Investment Group, LLC, the controlling shareholder of the Company for $420,000 out of the Company's cash.

In addition, 200,000 shares of the Company's common stock will be held in escrow for no more than two years. The release of the escrowed shares in contingent upon official notice of issuance for quotation on Nasdaq or the OTC Bulletin Board and having raised $1,500,000 in additional capital by sale of Company common stock or otherwise.

The merger is anticipated to close by January 31, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Solar Satellite Communication, Inc.




Date: January 29, 2001                     By:  /s/  Andrew S. Prince
     -----------------                     --------------------------
                                                    Andrew S. Prince
                                                    President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /s/  Andrew S. Prince                   Date:  January 29, 2001
-----------------------------------
Andrew S. Prince
President, Chief Executive Officer
and Director


By:  /s/  Linda A. Broenniman                Date:  January 29, 2001
-----------------------------------
Linda A. Broenniman
Chief Financial Officer, Treasurer
And Director


By: /s/  Lawrence J. Hoffman                 Date:  January 29, 2001
-----------------------------------
Lawrence J. Hoffman
Director


By: /s/  Vince Mallardi                      Date:  January 29, 2001
-----------------------------------
Vince Mallardi
Director


By: /s/  Edward G. Broenniman                Date:  January 29, 2001
-----------------------------------
Edward G. Broenniman
Director