Form 10KSB
period 2001-12-31
SOLAR SATELLITE COMMUNICATION INC
filed 2002-04-16
CIK 729588

SOLAR SATELLITE COMMUNICATION, INC. 10-KSB 103101

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

           [ ] ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2001
                         Commission file number: 0-12169

         [X] TRANSITION REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       SOLAR SATELLITE COMMUNICATION, INC.
                      ------------------------------------
                 (Name of small business issuer in its charter)

                                    COLORADO
                        ---------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)

                                   84-0907644
                       ----------------------------------
                      (I.R.S. Employer Identification No.)

               After December 7, 2001, the issuer's address became:

           7926 Jones Branch Drive, Suite 330, McLean, Virginia 22102
          ------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

            Issuer's Telephone Number(after December 7, 2001)became:

                                 (703) 847-4600
                               -------------------



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

State issuer's revenues for its most recent fiscal year:  $235,750

After the Merger set forth in Part I, Item 1 (a), the aggregate market value of the shares of voting stock held by non-affiliates (approximately [1,414,995] of $.001 par value Common Stock) was $0, as of March 31, 2002. The stock price for computation purposes was $-0- based on the fact that there is presently no market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Company's shares of Common Stock. The number of shares of non-affiliates of the Company has been calculated by subtracting shares held by persons affiliated with the Company from outstanding shares. There were [4,433,788] shares of the Company's Common Stock outstanding as of March 31, 2002, and there were [582,973 Preferred B] shares outstanding. The Preferred B shares are convertible into two shares of common stock for each Preferred B share. The Preferred B shares are all held by an affiliate.

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

                                     PART I

         The matters addressed in this report on Transitional 10-KSB, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth in the Business section (Item 1) and elsewhere in this report.

Item 1.  DESCRIPTION OF BUSINESS

         (a) History of the Company

         Solar Satellite Communication, Inc. (the "Company") is a Colorado corporation. On October 31, 2001 the principal business address of the Company was 6300 South Syracuse Way, Suite 293, Englewood, Colorado 80111 and its phone number was (720)529-5518. Since December 7, 2001 the date of the Merger discussed below, the principal business address of the Company became 7926 Jones Branch Drive, Suite 330, McLean, Virginia 22102. On that same date, its phone number became 703-847-4600.

         The Company was organized under the laws of the State of Colorado on April 6, 1983 to engage in the business of community satellite-based cable television systems. During 1986, the Company sold substantially all of its operating assets and in 1987 sold one of its two remaining systems and terminated the contract rights on the last system essentially ceasing operations. The Company had been inactive since 1989.

         Between May 1984 and December 1985, the Company sold 75,058,000 shares of its common stock in a public offering. In January of 1989, the Company completed a one to ten reverse stock split whereby each ten shares of common stock issued and outstanding as of the effective date of the split became one share immediately subsequent to the split. Subsequently, through the early 1990's, many of the Company's shareholders returned their stock in the Company to the transfer agent for cancellation in their efforts to write off their investment for tax purposes.

         In 1988, the Company acquired an investment in shares representing, at that time, 20% of Accelr8 Technology, Inc. (then known as Hydro-seek, Inc.), a publicly traded company. The Company liquidated portions of this investment through the sale of Accelr8 shares from 1991 through 1994.

         In  connection   with  the  acquisition  of  50.96%  of  the  Company's
outstanding stock by Satellite Investment Group, LLC, a Colorado limited liability company ("SIC"), in July 1998, the Company entered into an Asset Rehabilitation Agreement with SIC under which the Company agreed to pay SIC a rehabilitation fee of $2,500,000 if SIC was able to make the necessary financial arrangements to cause the remaining Accelr8 stock certificates which had become lost to be replaced and thus the investment in Accelr8 to become freely saleable by the Company. SIC then paid $137,189 to a surety company to issue the required bond for the replacement of the lost certificates, which payment was reimbursed by the Company, and SIC obtained for the surety Company a required indemnity from a substantial indemnitor.

         The fee of the indemnitor for the indemnity to the surety company was paid by SIC and SIC agreed to indemnify the indemnitor. The Accelr8 stock

                                    Part I-1
certificates were then replaced and the rehabilitation fee and the cost of the bond were added to the Company's cost basis of the remaining investment in Accelr8 stock. Thereafter, the remaining shares of Accelr8 stock were sold by the Company between July 1998 and January 1999 for a total consideration of $3,704,103. The Company paid the rehabilitation fee and reimbursed the entity which paid the surety bond fee (but did not reimburse the indemnity fee). No shares of Accelr8 are currently owned by the Company. SEE: ITEM 12. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

         Other than the investment in Accelr8 the Company continued to be inactive as it had been since 1989, through the date of the subsequent event which occurred on December 7, 2001. It did take actions to facilitate actively seeking a merger candidate during 2001.

         On December 7, 2001, the Company finalized the merger(the "Merger") it had been seeking when Document Planet, Inc., a Colorado corporation and wholly owned subsidiary of the Company ("Merger Sub"), merged with and into Document Planet, Inc. ("DPI"), a Delaware corporation, with Merger Sub being the surviving corporation and continuing its existence under the laws of the State of Colorado and the name Document Planet, Inc. Articles of Merger were filed with the State of Delaware and the State of Colorado on December 7, 2001, the Effective Date of the Merger. The terms of the Merger are set forth in an Agreement and Plan of Merger dated December 7, 2001 by and among the Registrant, the Merger Sub and DPI. Document Planet is a technology-based media corporation currently serving the U.S. print industry. As a result of the Merger, the Registrant is now the one hundred percent (100%) owner of DPI.

         The consideration paid to the shareholders of DPI by the Registrant for the Merger was 3,603,788 shares of Common Stock paid 2 shares of Registrant's stock per share of DPI stock, and 582,973 shares of its Class B Preferred Stock which is convertible into 1,165,946 shares of Common Stock paid to the holders of DPI Class B Preferred Stock.

         Subsequent to the merger, there were 4,433,788 shares of the Company's common stock outstanding and 582,973 shares of the Company's preferred B stock, convertible into 2 common shares for each convertible share and having full voting rights equal to their converted number of shares (1,165,946). Consequently, there were an equivalent number of 5,599,734 common shares outstanding.


         (b) Current Operations

         As of December 31, 2001 there was no market for the Company's securities. As of the present time, there is no market for the Company's securities.

         Subsequent to the Merger, the Company's activities are substantially conducted through its Document Planet subsidiary. Document Planet is a start-up company having limited sales. The Company is also carrying on activities to acquire additional organizations that will add sales.


                                    Part I-2

                                                                   .

         The current operations of the Document Planet subsidiary of the Company are:

         Providing management, procurement services, and logistics solutions to the US commercial print market. The Company has crafted an integrated system combining personal customer service and leading edge technology to meet the needs of the corporate print buyer. Products and services include:

o    Customer  service through three levels of customer  support,  including the
     sales   representative,   the  project  manager  and  the  digital  service
     representative.

o Prepress and technical support facilities where leading edge technology has been integrated into a seamless system to provide buyers control over the entire production process.

o    Extensive   production   capabilities   through  a  network  of   printers,
     representing a wide range of production processes.

o    State-of-the-art   on  line  tracking   systems  that  allow  print  buyers
     (customers) to procure and manage their printed materials, using any Internet-enabled personal computer.

         These systems and processes should represent a significant convenience to print buyers, such as:

o    Convenient order placement.
o    Expedient communications.
o    Accurate fulfillment.
o    Single sourcing.
o    Control over production.
o    Accountability.
o    Internal financial controls.
o    Scalability.
o    Maintenance of history.
o    Cost savings.


         (c) Risks Related to the Plan of Operation

         After consummating the December 7 Merger, the Company's business is subject to numerous risk factors, the following:

         THE COMPANY HAS A LIMITED OPERATING HISTORY AND IS SUBJECT TO THE RISKS OF A NEW ENTERPRISE. The Company has not previously conducted business in the printing industry. The acquired company, Document Planet, Inc. was founded in 1999 and commercially introduced its technology-enabled printing services in January, 2001. Document Planet has had limited revenues to date, and customers have been doing business with it for only a short time. Such limited operating history and the emerging nature of the market in which Document Planet competes make it difficult to assess the Company's prospects or predict future operating results. Document Planet's recent revenue growth is therefore not an indication of the Company's future rate of revenue growth. The Company's prospects are subject to the risks and uncertainties frequently encountered in the establishment of a new business enterprise.


                                    Part I-3

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

         THE COMPANY NEEDS TO OBTAIN ADDITIONAL CAPITAL AND MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, WHICH WOULD CAUSE DILUTION. The Company requires additional capital to continue as a going concern. The Company has no commitments for this or other financings. Additionally, the Company needs to raise additional funds to fund more rapid expansion, to develop new or enhanced services, to respond to competitive pressures and to acquire complementary businesses or technologies. The Company's future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of acquisitions that are completed, the rate of revenue growth, the cost of obtaining new customers and technical capabilities, and the cost of upgrading and maintaining the network infrastructure and other systems. As a result, the Company cannot predict with certainty the timing or amount of its future capital needs. There are no commitments for additional financing, and the Company may experience difficulty in obtaining additional funding on favorable terms, if at all.

         Any future funding will dilute the ownership of the Company's shareholders. If additional funds are raised through the issuance of equity or securities convertible into equity, the percentage ownership of the stockholders of the Company will be reduced and such securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, if at all. If adequate funds are not available or are not available

                                    Part I-4
on acceptable terms, the Company may not be able to fund its expansion, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures. Such inability could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         THERE ARE NO ASSURANCES THAT THE COMPANY WILL BE ABLE TO OBTAIN NEW CUSTOMERS. Many of the potential customers that the Company pursues through the direct sales process have long-standing business relationships and personal ties with their existing printers, which they are reluctant to disrupt. To successfully sell its products, the Company generally must educate potential customers on the use and benefits of its system, which can require significant time and resources. The sales cycle may require more than one year.

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

                                    Part I-5

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

         THE COMPANY FACES INTENSE COMPETITION FROM TRADITIONAL AND NEW PLAYERS IN THE INDUSTRY. The printing industry is intensely competitive. Competitors vary in size and in the scope and breadth of the products and services offered. Such competition may result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously impact the Company. There is no assurance that the Company can successfully compete against current and future competitors.

         TECHNOLOGY DEVELOPMENTS COULD REDUCE THE DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES. In recent years, the market for printed business materials has experienced significant changes due to advances in computer and communication technologies. Certain products that were once commercially printed are now generated on computers through word processing or desktop publishing software. In addition, some information is now disseminated in a digital or electronic format rather than in a paper format. These trends could continue in the future, resulting in decreased demand for the Company's services.

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

         (d) Plan of Operation

         The Company intends to build a leadership position in the printing industry by providing customers with superior service throughout the print process. The Company intends to provide the best technical assistance, utilizing both technology and personal service. The Company intends to establish and maintain relationships with providers who will provide on time, accurate, and complete fulfillment of all customers' needs. The Company will use its technology and relationships to enhance sales efforts by making the sales staff more productive and by making the Company the place for excellent sales representatives to work. The Company's sales efforts will be enhanced through the acquisitions of already productive print brokers. The Company intends to:

                                    Part I-6

o MAINTAIN TECHNICAL SUPERIORITY: The technology behind the Company's solutions is based on combining the print manufacturing process and the customer procurement process into one coherent system. The Company intends to build its leadership position by pursuing technology initiatives designed to enhance its product and service offerings and using strategic alliances to help stay on the leading edge.

o EXPAND MARKETING AND SALES: The Company intends to build an experienced, direct sales force and customer support representatives to implement its sales strategy. Historically, customer relationships have been key in the printing industry: as customers must have confidence in the ability of their vendor to deliver top quality print at a reasonable price. The Company believes that it is the relationship between the print buyer and the print seller that builds this confidence. The Company feels that even with technological adoption the importance of the personal relationship side of the business will remain. The approach is to combine the best of old fashioned hand holding with leading edge customer relationship management technology. The Company understands the print buyer's needs and has crafted an integrated system to support those needs.

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




                                    Part I-7

COMPETITION

         Prior to the December 7 Merger, while looking for its acquisition candidate, the Company was a small participant among the organizations which engage in the acquisition of business opportunities. There are many established organizations which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company felt it may have been at a competitive disadvantage compared to the Company's competitors.

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

         The Company's key competitive advantage is that its tools and processes are designed to support the way the high-volume buyers process work today, while offering them a smooth path towards the adoption and implementation of new leading-edge solutions as their budgets, desires, and risk preferences allow over time. This combination of high touch and high technology customer relationship management with guaranteed print-ready files gives the Company

                                    Part I-8
control over the marketing and production process thus making it difficult for a competitor to engage the Company's customers.

Item 2.  DESCRIPTION OF PROPERTY

         Subsequent to the merger, the Company has utilized the offices, without charge, comprised of approximately 500 square feet at its principal shareholder's offices located at 7926 Jones Branch Drive, Suite 330, McLean, Virginia 22101. It also leases offices, consisting of approximately 4,050 square feet, at a rent of $5,245 per month, utilized by Document Planet at 4613 Pinecrest Office Park Drive, Alexandria, Virginia 22312. The current lease expired February 28, 2002 and is currently available month-to-month, pending a prospective move to new facilities.

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








                                    Part I-9

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

         (c) Dividends. Holders of common and Preferred B stock are entitled to receive dividends, as may be declared by the Company's Board of Directors. The Preferred B stock has an accruing 8% per annum dividend. This dividend is payable in cash or stock, at the option of the Preferred B shareholder. No dividends were paid by the Company, nor does the Company anticipate paying dividends in the foreseeable future

         (d) Recent Sales of Unregistered Securities.

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

         Plan of Operation

         See Part I, Item 1. "Description of Business -- (b) Current Operations;
(d) Plan of Operation".

         Liquidity and Capital Resources

         As of December 31, 2001, the Company's fiscal year end, the Company had cash and cash equivalents of $88,148 a decrease of $762,243 from October 31, 2000, the Company's previous year end. The decrease is a result of $420,000 paid to purchase 242,636 shares of the Company's common stock from Satellite Investment Group, LLC as part of the terms of the Merger Agreement. The remaining decrease of $342,263 was paid for general and administrative expenses.

         As of December 31,2001 the Company's cash is insufficient for current needs. As of April 10,2002, the Company secured bridge financing of $300,000

                                    Part II-1
from B & H Investments, a firm whose partners include Lawrence J. Hoffman, Chairman of the Company's Board of Directors. The Company is in the process of raising $3 million oF private financing to implement its business strategy. This financing would be sufficient for the Company's expected working capital requirements through 2002.


Item 7.  FINANCIAL STATEMENTS


         The report of the independent auditors on the financial statements appears on Page F-2 and the financial statements and their accompanying footnotes appear at Pages F-3 through F-10 hereof. These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.


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




















                                    Part II-2

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Upon the consummation of the Merger, Lawrence J. Hoffman, Edward G. Broenniman, Andrew S. Prince, Linda A. Broenniman and Vincent Mallardi were appointed directors and Robert J. Guerra, Craig A. Kleinman and Stephen A.
Maguire resigned as directors while the prior officers also resigned. The directors elected Andrew S. Prince to serve as president and Chief Executive Officer, Linda A. Broenniman to serve as Chief Financial Officer, Treasurer and Secretary. Mr. Prince has since resigned as President and CEO, with the resulting director and officership line -up following:

         (a) Directors and Executive Officers. The names and ages of the Directors and executive officers of the Company are as follows:

Name                     Age      Position                      Since
------                   ---      --------                      -----
Lawrence J. Hoffman       47      Chairman of the Board      April 10, 2002
                                  of Directors and CEO       as to officer-
                                                             ship and
                                                             December 7,2001
                                                             as to
                                                             directorship

Linda A. Broenniman       45      Director,President Chief   December 7, 2001
                                  Financial Officer,         and, becoming
                                  Treasurer and Secretary    President
                                                             April 10,2002

Andrew S. Prince          58      Director                   December 7, 2001


Edward G. Broenniman      65      Director                   December 7, 2001


Vincent Mallardi          59      Director                   December 7, 2001

Biographies of Present Directors:

Lawrence J. Hoffman has served as a Director of the Company since December 7, 2001.He became CEO April 10, 2002. Mr. Hoffman is Chairman, and President/CEO of HFS Capital LLC, and HFS Venture Fund I LLLP. He was also founder of Hoffman, Fitzgerald & Snyder, P.C., a large regional accounting and consulting firm based in Northern Virginia (the "Firm"). He has over twenty-five years of experience in public accounting, management consulting and investment banking.

Linda A. Broenniman has served as a Director, Chief Financial Officer, Treasurer and Secretary of the Company since December 7, 2001. She became President April 10, 2002. Ms. Broenniman has over twenty five years experience of successful management experience. Ms. Broenniman spent the previous 15 years building successful entrepreneurial companies, as President/CEO and CFO, including a medical technology company, a health care information systems company and a retail food service company. She formerly served as CFO for a NASDAQ telecommunications equipment manufacturer. As Director of Strategic Planning and Corporate Development at the corporate headquarters of a Fortune 50 company, she gained extensive corporate finance and Mergers and acquisition experience. Ms. Broenniman is married to Mr. Broenniman.

                                   PART III-1

Andrew S. Prince has served as a director, Chief Executive Officer, and President of the Company since December 7, 2001. On April 10, Mr. Prince resigned as President/CEO and continued as a director. Mr. Prince has over 30 years providing senior executive leadership and vision to large and small organizations. He has focused on corporate expansions and been involved with numerous mergers & acquisitions, strategic relationships and joint ventures, including their financial and strategic structuring. Mr. Prince is and has been a manager of venture capital funds and investment banking and consulting firms. Mr. Prince has also served as Deputy Assistant Secretary of the Navy. He was responsible for the worldwide Defense Department's sea-lift logistics operations and the other operations of the Military Sealift Command.

Vincent Mallardi has served as a Director of the Company since December 7, 2001. Mr. Mallardi is a leading authority on global print media. He has over 30 years of experience as an executive and consultant in print manufacturing and marketing. His career includes management positions at: G. Riccordi, in Milan, Italy and New York; Canada Graphic Arts Information Network, Ottawa; and Schawk Graphics, Inc., Chicago. Mr. Mallardi founded his own consulting and publishing practices in 1984 and, in such continuing capacity, he works with many major printing buyers and producers. He is also Chairman of the Printing Brokerage/Buyers Association.

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


Item 10. EXECUTIVE COMPENSATION

         No officer or director of the Company  directly  received  compensation
except  as   disclosed   in  Item  12,   "Certain   Relationships   and  Related
transactions."


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



                                   PART III-2

         Upon the conclusion of the December 7, 2001 Merger, there were 4,433,788 shares of the Company's common stock outstanding and 582,973 shares of the Company's preferred B stock, convertible into 2 common shares for each convertible share and having full voting rights equal to their converted number of shares (1,165,946). The directors with beneficial stock ownership and the beneficial owners of more than 5% of the Company's common stock are as follows:

-------------- ------------------------- ------------------ -----------------
Title of Class    Name and Address        Number of Shares   Percent of Class
-------------- ------------------------- ------------------ -----------------
Common Stock      Lawrence J. Hoffman (1)     1,268,000             28.60%
                  HFS Venture Fund I LLLP
                  7926 Jones Branch Drive
                  McLean, Virginia 22102
-------------- ------------------------- ------------------ -----------------
Preferred B       Lawrence J. Hoffman (1)
                  HFS Venture Fund I LLLP
                  7926 Jones Branch Drive       582,973            100.00%
                  McLean, Virginia 22102                 (2)
-------------- ------------------------- ------------------ -----------------
Common Stock      Stephen Kann                1,447,000             32.64%
-------------- ------------------------- ------------------ -----------------
Common Stock      Satellite Investment          303,793              6.85%
                  Group, LLC (3)
-------------- ------------------------- ------------------ -----------------

     (1) Mr. Hoffman, Director, is the Managing Member of the General Partner of HFS Venture Fund I LLLP.

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Document Planet subsidiary of the Company owes, as of March 31, 2002, accounting, consulting and investment banking fees of $145,000 to HFS Capital, LLC. HFS Capital is owned by Lawrence J. Hoffman, director Chairman of the Board of Directors. Mr. Hoffman's accounting firm, Hoffman, Fitzgerald and Snyder, also provides executives office space to the Company free of charge.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following financial information is filed as part of this report:

     1)   Financial Statements; and
     2)   Schedules

(b) Reports on Form 8-K: NONE


                                   PART III-3

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Solar Satellite Communication, Inc.



Date: April 16, 2001                     By:  /s/  Lawrence J. Hoffman
     -----------------                     --------------------------
                                                    Lawrence J. Hoffman
                                                    Chairman of the Board
                                                    of Directors and CEO

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /s/  Lawrence J. Hoffman                Date:  April 16, 2001
-----------------------------------
Lawrence J. Hoffman
Chairman of the Board of Directors
and CEO


By:  /s/  Linda A. Broenniman                Date:  April 16, 2001
-----------------------------------
Linda A. Broenniman
President, Chief Financial Officer,
Treasurer and Secretary, Director


By: /s/  Andrew S. Prince                    Date:  April 16, 2001
-----------------------------------
Andrew S. Prince
Director


By: /s/  Vince Mallardi                      Date:  April 16, 2001
-----------------------------------
Vince Mallardi
Director


By: /s/  Edward G. Broenniman                Date:  April 16, 2001
-----------------------------------
Edward G. Broenniman
Director

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report...........................................F-2 & F-3

Balance Sheets...............................................................F-4

Statements of Operations.....................................................F-5

Statements of Stockholders' Equity...........................................F-6

Statements of Cash Flows.....................................................F-7

Notes to Financial Statements................................................F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Solar Satellite Communication, Inc.
McLean, Virginia

We have audited the accompanying consolidated balance sheet of Solar Satellite Communication, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar Satellite Communication, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Document Planet, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses and has significant obligations due, the satisfaction of which will require the company to raise additional funding in the future. The ability of the company to raise such funding is uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                             /s/  Durland & Company, CPAs, P.A.
                                                  -----------------------------
                                                  Durland & Company, CPAs, P.A.

Palm Beach, Florida
March 29, 2002

                         Report of Independent Auditors


Board of Directors
Document Planet, Inc.


We have audited the accompanying balance sheet of Document Planet, Inc. (formerly DocumentPlanet.com, Inc.) as of December 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
..........
We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Document Planet, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Document Planet, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses and has significant obligations due, the satisfaction of which will require the company to raise additional funding in the future. The ability of the company to raise such funding is uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                        /s/  Ernst & Young, LLP
                                                             ------------------
                                                             Ernst & Young, LLP
                                                             McLean, Virginia

December 21, 2001



                       SOLAR SATELLITE COMMUNICATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                                                                                          2001            2000
                                                                                      -------------- ---------------

                                       ASSETS
CURRENT ASSETS
   Cash                                                                                     $88,148         $43,331
   Accounts receivable, net of allowance for doubtful accounts of $1,477 and
   $1,498, respectively                                                                      38,048          25,594
   Accounts receivable - related parties                                                      7,956               0
   Prepaid expenses and other current assets                                                    106          69,279
                                                                                      -------------- ---------------
            Total Current Assets                                                            134,258         138,204
                                                                                      -------------- ---------------

PROPERTY AND EQUIPMENT
   Computer software and hardware                                                            66,611          33,162
   Internally developed software                                                            270,000         270,000
   Computer hardware under capital leases                                                   417,268         141,850
   Leasehold improvements                                                                    14,420          14,420
                                                                                      -------------- ---------------
   Subtotal property and equipment                                                          768,299         459,432
   Less: Accumulated depreciation and amortization                                        (241,929)        (80,298)
                                                                                      -------------- ---------------
            Total Property and Equipment                                                    526,370         379,134
                                                                                      -------------- ---------------
OTHER ASSETS
   Other                                                                                      7,307           6,981
                                                                                      -------------- ---------------
            Total Other Assets                                                                7,307           6,981
                                                                                      -------------- ---------------

Total Assets                                                                               $667,935        $524,319
                                                                                      ============== ===============
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES Accounts payable:
      Trade                                                                                $368,741        $400,355
      Related party                                                                          24,870               0
   Accrued payroll liabilities                                                               55,637          15,708
   Accrued expenses:
      Trade                                                                                  62,425         156,790
      Related party                                                                          90,914               0
      Interest                                                                               26,840               0
   Current portion of capital lease obligation                                              297,708          63,102
   Convertible notes payable-related parties, net of discount of $0 and $38,473,
   respectively                                                                             250,000         213,277
   Convertible notes payable - other, net of discount of $0 and $3,184                            0          61,816
   Advance on Series B preferred stock                                                            0         275,000
   Short-term loans from stockholders                                                       113,000               0
   Line of credit                                                                                 0          50,000
                                                                                      -------------- ---------------
            Total Current Liabilities                                                     1,290,135       1,236,048
Capital lease obligation, net of current portion                                                  0          47,005
                                                                                                  -          ------

       Total Liabilities                                                                  1,290,135       1,283,053
                                                                                          ---------       ---------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock - $.001 par value; 1,000,000 and 2,000,000 shares authorized;
     Series A
   convertible; 250,000 shares designated; 0 and 182,394 shares issued and outstanding (liquidation preference of  $506,463 at December 31, 2000);
     Series B convertible;
      582,973 and 0 issued and outstanding, respectively                                        583              75
   Common stock - $0.001 par value; 100,000,000 and 8,000,000 shares authorized,
   4,433,788 and 1,649,500 shares issued and outstanding                                      4,434           1,650
   Additional paid-in capital                                                             3,833,713       2,037,664
   Subscriptions receivable                                                                 (8,670)       (140,047)
   Accumulated deficit                                                                  (4,452,260)     (2,658,076)
                                                                                      -------------- ---------------

Total stockholders' equity (deficiency)                                                   (622,200)       (758,734)
                                                                                      -------------- ---------------
Total liabilities and stockholders' equity (deficiency)                                    $667,935        $524,319
                                                                                      ============== ===============

    The accompanying notes are an integral part of the financial statements



                       SOLAR SATELLITE COMMUNICATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended December 31,



                                                                                     2001               2000
                                                                              ------------------- ------------------

Revenues:
   Trade                                                                                $212,455           $180,934
   Related parties                                                                        23,295                  0
                                                                              ------------------- ------------------

            Total revenues                                                               235,750            180,934

Cost of sales                                                                            181,143            143,630
                                                                              ------------------- ------------------
Gross profit                                                                              54,607             37,304

Operating expenses
   Selling, general and administrative                                                 1,441,786          1,177,626
   Professional fees - related party                                                     125,039                  0
   Stock-based compensation                                                                    0            239,664
   Research and development                                                              171,523                  0
                                                                              ------------------- ------------------

            Total operating expenses                                                   1,738,348          1,417,290
                                                                              ------------------- ------------------
Loss from operations                                                                 (1,683,741)        (1,379,986)

Other income (expense):
   Interest income                                                                            24              7,814
   Interest expense - monetary                                                          (66,412)           (28,987)
   Interest expense - non-monetary                                                      (41,657)          (581,810)
   Bad debt expense                                                                      (2,398)                  0
                                                                              ------------------- ------------------
            Total other income (expense)                                               (110,443)          (602,983)
                                                                              ------------------- ------------------

Net (loss)                                                                          $(1,794,184)       $(1,982,969)
                                                                              =================== ==================

Net loss per weighted average share                                                $      (0.40)       $     (1.20)
                                                                              =================== ==================
Weighted average number of shares                                                      4,433,788          1,649,500
                                                                              =================== ==================





     The accompanying notes are an integral part of the financial statements




                       SOLAR SATELLITE COMMUNICATION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                              ADDITIONAL
                                PREFERRED STOCK          COMMON STOCK         PAID-IN     SUBSCRIPTIONS  ACCUMULATED
                               SHARES       AMOUNT    SHARES      AMOUNT      CAPITAL      RECEIVABLE      DEFICIT        TOTAL
                              ---------- ---------- ----------- -----------   ----------  -------------- ------------- ------------

BEGINNING BALANCE,
DECEMBER 31, 1999                16,000         16   1,649,500        1,650      443,584              0      (675,107)    (229,857)
   Contributed capital                0          0           0            0      388,233       (140,047)            0      248,186
   Issuance of compensatory
     stock options                    0          0           0            0      162,198              0             0      162,198
   Warrants issued for
     services                         0          0           0            0       77,466              0             0       77,466
   Warrants issued with debt          0          0           0            0      503,037              0             0      503,037
   Beneficial conversion
     feature                          0          0           0            0      120,430              0             0      120,430
   Preferred stock issued for
     services                    18,400         18           0            0      114,982              0             0      115,000
   Preferred stock issued for    40,600         41           0            0      227,734              0             0      227,775
     cash
   Net loss                           0          0           0            0            0              0    (1,982,969)  (1,982,969)
                              ---------- ---------- ----------- -----------   ----------  -------------- ------------- -------------
BALANCE AT DECEMBER 31, 2000     75,000         75   1,649,500        1,650    2,037,664       (140,047)   (2,658,076)    (758,734)
   Subscriptions received,
     net                              0          0           0            0            0        131,377             0      131,377
   Common stock repurchased
     for cash                         0          0     (30,000)         (30)     (49,970)             0             0      (50,000)
   Preferred B issued for
     cash                       582,973        583           0            0    1,448,758              0             0    1,449,341
   Preferred A forward
     split                      107,394        107           0            0         (107)             0             0            0
   Reverse merger              (182,394)      (182)  2,814,288        2,814      397,368              0             0      400,000
   Net loss                           0          0           0            0            0              0    (1,794,184)  (1,794,184)
                              ---------- ---------- ----------- -----------   ----------  -------------- ------------- ------------
ENDING BALANCE,
DECEMBER 31, 2001               582,973       $583   4,433,788       $4,434   $3,833,713        $(8,670)  $(4,452,260)  $ (622,200)
                              ========== ========== =========== ===========   ==========  ============== ============= ============
















     The accompanying notes are an integral part of the financial statements



                       SOLAR SATELLITE COMMUNICATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year Ended December 31,

                                                                                       2001              2000
                                                                                 ----------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                             $(1,794,184)      $(1,982,969)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation and amortization                                                         161,630            79,034
    Stock-based compensation                                                                    0           239,664
    Bad debt expense                                                                        2,398                 0
    Interest expense - non-monetary                                                        41,657           581,810
    Contributed services                                                                        0            32,000
    Amortized discount on subscription receivable                                        (18,623)           (7,814)
Changes in operating assets and liabilities, net of effects of acquisition:
    Accounts receivable - trade                                                          (12,433)          (20,599)
    Accounts receivable - related party                                                   (7,956)                 0
    Prepaid expenses and other assets                                                      69,173          (63,760)
    Accounts payable - trade                                                             (31,614)           358,090
    Accounts payable - related party                                                       24,870                 0
    Accrued payroll liabilities                                                            39,929            15,708
    Accrued interest                                                                       26,840                 0
    Accrued expenses - trade                                                             (94,364)           122,425
    Accrued expenses - related party                                                       90,914                 0
                                                                                 ----------------- -----------------

Net cash used in operating activities                                                 (1,501,763)         (646,411)
                                                                                 ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                   (89,671)         (194,990)
                                                                                 ----------------- -----------------

Net cash used in investing activities                                                    (89,671)         (194,990)
                                                                                 ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash acquired in reverse merger                                                       824,890                 0
    Receipt of subscriptions receivable                                                    50,000                 0
    Repurchase of common stock                                                          (470,000)                 0
    Proceeds from issuance of preferred stock                                           1,174,341           227,775
    Proceeds from notes payable - related parties, net of payments                        111,250           236,750
    Payments on capital lease obligations                                                 (4,230)          (31,743)
    Advance on Series B preferred stock                                                         0           275,000
    Contributed capital                                                                         0            60,000
    Proceeds from notes payable - other                                                         0            65,000
    Proceeds from line of credit                                                         (50,000)            50,000
                                                                                 ----------------- -----------------

Net cash provided by financing activities                                               1,636,251           882,782
                                                                                 ----------------- -----------------

Changes in cash                                                                            44,817            41,381

Cash at beginning of period                                                                43,331             1,950
                                                                                 ----------------- -----------------

Cash at end of period                                                                     $88,148           $43,331
                                                                                 ================= =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid in cash                                                                 $38,461           $12,525
                                                                                 ================= =================
NON-CASH FINANCING ACTIVITIES:
    Fixed assets acquired by capital lease                                               $219,168          $141,850
                                                                                 ================= =================
    Assets acquired by issuance of common stock                                                $0          $115,000
                                                                                 ================= =================
    Conversion of accrued compensation to contributed capital                                  $0          $128,000
                                                                                 ================= =================
    Conversion of related party notes payable to contributed capital                           $0           $36,000
                                                                                 ================= =================




     The accompanying notes are an integral part of the financial statements

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION

Solar Satellite Communication, Inc. (the Company) was organized under the laws of the State of Colorado on April 6, 1983. The fiscal year end was October 31, and was changed to December 31 in February 2002. Other than the acquisition of a significant investment in Accelr8 Technology Corporation in 1988 and the liquidation of that investment, which began in 1991 and was completed in January 1999, the Company has not had any significant operating activities since 1989. Beginning August 1, 2001, the Company adopted a program to begin actively pursuing business opportunities, including seeking merger candidates. Accordingly, as of August 1, 2001, the Company is considered to be in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. In December 2001, the Company acquired Document Planet, Inc. in a reverse triangular merger. The Company, through its wholly owned subsidiary, provides customized digital commercial printing services. The Company enables customers to submit proofs and track orders over the Internet through standard web browser software.

2.  GOING CONCERN

The Company has incurred operating losses totaling approximately $4,450,000 at December 31, 2001, and has significant obligations due and past due. The Company raised approximately $1,500,000 in January 2001 from an investment fund and closed on various other loans in 2001 of approximately $363,000. Management is actively seeking other forms of financing to fund its operations for subsequent periods.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Based on the above, there remains substantial doubt about the Company's ability to continue as a going concern if the Company is not able to raise funds in the near future.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Solar Satellite Communication, Inc. and its wholly owned subsidiary, Document Planet, Inc. Inter-company balances and transactions have been eliminated. The historical financial statements of Document Planet, Inc. have been presented for the periods prior to the reverse merger.

FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, including cash, accounts receivable, accounts payable, and notes payable, approximate their fair value.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, include cash and accounts receivable. The Company maintains its cash as deposits with major commercial banks. The Company performs periodic evaluations of its customers' financial condition and generally does not require collateral. The Company provides allowances for its estimate of uncollectible accounts receivable.

In 2001 and 2000, the concentration of credit risk was distributed evenly over the total customer base. In 2001 and 2000, approximately 10% and 13% of the Company's revenue was generated from a related party.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three to ten years. Assets acquired under capital lease agreements are recorded at the lesser of the net present value of lease payments or the fair value of the property, and are amortized on a straight-line basis over the lease term.

Amortization of capital leases is included in depreciation and amortization. Depreciation and amortization expense was $161,630 and $79,034 in 2001 and 2000, respectively.

INTERNALLY DEVELOPED SOFTWARE

The Company accounts for the costs associated with the development of internal use software, including website development, under the provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and Emerging Issues Task Force (EITF) Issue No. 00-2 Website Development Costs.

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INTERNALLY DEVELOPED SOFTWARE (CONTINUED)

As of December 31, 2000, the Company capitalized costs related to website development of $270,000. During the period from March 11, 1999 (inception) to December 31, 1999, the Company expensed $30,000 related to the discovery phase of the website development project and during the year ended December 31, 2000, the Company expensed $14,000 related to the planning phase of the website development project.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted without interest charges) are less than the carrying value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and the estimated fair value.

REVENUE RECOGNITION

The Company's revenues are derived from customized printing services. Revenue is recognized as the customer is invoiced for the services provided in accordance with the underlying purchase order. The Company recognizes gross revenues under the provision of Emerging Issues Task Force (EITF) Issue No. 99-19 "Recording Revenue Gross as Principal vs. Net as an Agent".

SHIPPING AND HANDLING FEES

In September 2000, the EITF reached a final consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company classifies shipping charges to customers as revenues and shipping and handling costs as cost of revenues.

INCOME TAXES

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are anticipated to reverse.

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), allows companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, Accounting for Stock Issued to Employees (APB 25), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans and, accordingly, recognizes compensation expense for the difference between the fair value of the under lying common stock and the grant price of the options at the date of grant.

RESEARCH AND DEVELOPMENT

Research and development expenses are expensed in the period incurred.

4.  SIGNIFICANT ACQUISITION

In December 2001, the Company completed a reverse triangular merger whereby the Company acquired Document Planet, Inc. (DPI), a Delaware corporation, a print marketing and management company, through a newly formed Colorado corporation, also named Document Planet, Inc., whereby the Delaware corporation was dissolved. This reverse merger is accounted for as a recapitalization of Document Planet, Inc. Under the terms of the agreement, in exchange for all of the outstanding stock of DPI, the Company issued 3,603,788 shares of its common stock and 582,973 shares of its Series B preferred stock to the shareholders of DPI. As a condition of closing the agreement, DPI purchased an additional 242,636 shares of the Company's common stock from Satellite Investment Group, LLC, the controlling shareholder of the Company, for $420,000 out of the Company's cash.

In addition, 200,000 shares of the Company's common stock is being held in escrow for no more than two years. The release of the escrowed shares is contingent upon official notice of issuance for quotation on Nasdaq or the OTC Bulletin Board and having raised $1,500,000 in additional capital by sale of Company common stock or otherwise.

5.  NOTES PAYABLE

LINE OF CREDIT

In June 2000, the Company entered into a working capital loan agreement with a bank totaling $50,000. Borrowings bear interest at 10.5% and are due on January 1, 2001. An outside board member guaranteed the loan. In consideration for the guarantee, the Company granted a ten-year, fully vested warrant to purchase 50,000 shares of common stock at an exercise price of $2.57 per share. Additionally, the Company granted similar warrants to purchase 10,000 shares

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LINE OF CREDIT (CONTINUED)

of common stock to the guarantor every 30 days beginning August 30, 2000, until the loan was repaid. The total number of shares purchasable under the warrants granted to the board member pursuant to this agreement was 50,000. The Company valued these options using the Black-Scholes option pricing model and recorded interest expense of $235,000. This loan was repaid in full in January 2001.

CONVERTIBLE NOTES PAYABLE

In August 2000, the Company received $276,750 from various investors in exchange for convertible notes payable (the Notes). The Notes bear interest at an annual rate of 10% and are due on the earlier of 90 days or upon receipt of $500,000 in funding. The Notes are convertible into shares of common stock at $2.57 per share. The Company made payments of $10,000 in 2000, with the balance being paid in full in January 2001.

In conjunction with the convertible notes payable, the Company issued five-year warrants to purchase 43,000 shares of common stock at an exercise price of $2.57. The warrants are immediately exercisable. If the Notes are not repaid, then for each subsequent 90-day period in which the Notes remain outstanding, they will automatically convert into loans with a term of 90 days, and additional warrants to purchase common stock will be granted. The Company recorded an aggregate debt discount of $120,430 for the value of the warrants and the ability to convert at a discount from market value. The discount was amortized over the 90 day term of the Notes.

In November 2000, the Company issued an additional 43,000 warrants to purchase common stock with similar terms as above upon renewal of the Notes. The Company valued these warrants using the Black-Scholes option pricing model and recorded a discount of $85,570. The Company is amortizing the discount over the 90-day term and has recorded $43,913 in interest expense in the year ended December 31, 2000.

ADVANCES ON SERIES B PREFERRED STOCK

In November and December 2000, the Company obtained funds in advance of the issuance of shares under the Series B Convertible Preferred Stock. The total amount advanced was $275,000. On January 15, 2001, this amount was converted to additional paid-in capital.

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  RELATED PARTY TRANSACTIONS

NOTES PAYABLE - STOCKHOLDERS

During the year ended December 31, 1999, the company received $91,000 from a stockholder in exchange for notes payable. The notes payable bore interest at a rate of 8% per annum and were due upon the receipt of any investment capital by the Company or at such times as was mutually agreed upon by the parties. During 1999, the Company made principal payments totaling $40,000. At December 31, 1999, the balance outstanding was $51,000. Accrued interest on the notes totaled $856. Additionally, at December 31, 1999, the Company had accrued $44,000 in expenses incurred by the Company paid for by a stockholder and $84,000 of deferred compensation.

In January 2000, the Company received an additional $35,000 from the co-founder in exchange for notes payable. In June 2000, the co-founder agreed to offset $36,000 of the notes payable balance against a $150,000 subscription receivable. At December 31, 2000, the balance outstanding was $50,000.

Stockholders loaned the Company $10,000, $158,000, $92,000 and $103,000 in July, August, October and December 2001. At December 31, 2001 and 2000, respectively, the Company had gross demand notes outstanding with shareholders totaling $363,000 and $251,750. Accrued interest on the notes totaled $26,840 and $10,605. $251,750 was repaid on January 16, 2001.

SUBSCRIPTIONS RECEIVABLE

On June 1, 2000, a Settlement Agreement and Mutual Release was negotiated with the stockholder. The stockholder executed a secured promissory note payable to the Company for the principle amount of $150,000 that is non-interest bearing, payable in twenty-four months and secured by stock in the Company. As part of the agreement, the stockholder agreed to convert accrued expenses due to the stockholder of $44,000 and transfer loans due to the shareholder of $36,000 as payment against the promissory note. An additional $60,000 in cash was paid against the promissory note, leaving a balance of $10,000 due at December 31, 2000. This balance was discounted using a 10% interest rate. The discount is being amortized over the life of the note.

On June 1, 2000, a promissory note payable to the Company for the principle amount of $150,000 that is non-interest bearing, payable in twenty-four months and secured by shares in the Company, was issued by a key executive for additional paid-in capital. The note was discounted using a 10% interest rate. The discount is being amortized over the life of the note. $140,000 of this note has been paid in 2001.

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONVERTIBLE PROMISSORY NOTES

On August 29, 2001, the Company obtained convertible promissory notes from directors and individuals totaling $250,000 with interest payable at a rate of 12% per annum. In conjunction with these notes, 209,604 warrants were granted as consideration under the convertible promissory note agreements.

The principal and any accrued, but unpaid, interest under the note is due and payable on the earlier of (1) March 20, 2002, (2) upon the closing of financing of the Company of at least $3,000,000, or (3) the closing of a merger transaction. In December 2001, when the reverse merger closed, the note holders agreed to an extension until March 20, 2002.

The entire principal and the accrued interest of each note may be converted at the option of the note holder. The number of common stock to be issued shall be equal to the number of shares derived by the quotient obtained by dividing the outstanding principal and accrued interest balance amount of the note by the lesser of 50% of the lowest price per share at which any merger transaction is consummated during the term of the note, or $2.60 per share.

EMPLOYEE AGREEMENTS

The Company entered into two-year employee agreements with both co-founders of the Company. Both employees will receive $96,000 for one year commencing on March 15, 1999 and will receive $120,000 in compensation for the second year.

One of the co-founders resigned in June 2000, and was released from the employee agreement in exchange for a three-year consulting agreement totaling $42,000 a year commencing on June 1, 2000. As of December 31, 2000, the amount owed under this consulting agreement was $24,500.

In addition, the co-founder forgave deferred compensation of $116,000, of which $84,000 was accrued at December 31, 1999. The total deferred compensation of $116,000 was converted to additional paid-in capital as of December 31, 2000.

On January 15, 2001, the employee agreement for the other co-founder was renegotiated to a four-year term with all other financial terms and conditions remaining the same.

In January 2000, the Company signed a one-year employee agreement with an officer for compensation totaling $90,000, with the stipulation of an increase to $120,000 upon the Company successfully raising in excess of $2,500,000 in capital. An annual bonus of 50% of base salary was guaranteed in the first year of employment. This officer resigned on September 12, 2000 and on January 11, 2001, entered into a Settlement Agreement and Mutual Release in which the Company agreed to buy all of the shares owned by this officer (30,000) for $50,000. The officer has vested in the right to exercise stock options to purchase 36,450 shares of the Company's common stock, and these remain vested to the officer and subject to all terms and conditions of the plan under which the options were granted.



                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  COMMITMENTS

The Company leases certain  property and equipment under various  noncancellable
capital  leases.   It  also  leases  office  space  and  other  equipment  under noncancellable  operating leases.  Rent expense for the years ended December 31,
2001  and  2000 for all  operating  leases  approximated  $50,000  and  $10,000, respectively.  The Company is in default under all of its leases at December 31,
2001.

Minimum lease commitments are as follows:
                                                          CAPITAL             OPERATING
Year ending December 31:                                   LEASES               LEASES
                                                     ----------------------------------------

         2002                                                  $113,652              $12,770
         2003                                                    75,952                  570
         2004                                                    57,103                    0
         2005                                                    57,103                    0
         Thereafter                                                   0                    0
                                                     ----------------------------------------
Total minimum lease payments                                   $303,810              $13,340
                                                                          ===================
Less amounts representing interest                               58,556
                                                     -------------------
Present value of minimum lease payments                         245,254
Plus past-due payments                                           52,455
                                                     -------------------
Current portion                                                $297,709
                                                     ===================


8.  STOCKHOLDERS' DEFICIT

COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value common stock and 1,000,000 shares of 40.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 4,433,788 and 582,973 shares of common and preferred stock, respectively, issued and outstanding at December 31, 2001.

On March 11, 1999, Document Planet, Inc., (DPI), awarded 1,500,000 shares of common stock to the founders of the Company at $.001 per share. The amount was recorded as compensation expense of $1,500, which was included in selling, general and administrative expenses.

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During 1999, DPI sold or issued to various employees or consultants (for services rendered) 149,500 shares of common stock at purchase prices ranging from $.001 to $2.50 for $125,000 in cash and $218,750 in consulting services.

In January 2001, 30,000 shares of common stock were repurchased and retired by DPI in exchange for $50,000 in cash. In December 2001, the remaining 1,620,000 shares of DPI common stock were exchanged for 3,240,000 shares of the Company's common stock as part of the reverse merger. Prior to the reverse merger, the Company has 1,072,636 shares of common stock issued and outstanding.

As part of the reverse merger, the Company repurchased 242,636 of its previously outstanding shares of common stock for $420,000 in cash. In addition, as part of the reverse merger, the Company issued 363,788 of its common shares in exchange for 100% of the Series A preferred stock of DPI then issued and outstanding.

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK OF DPI

On March 11, 1999, DPI authorized 2,000,000 shares of $.001 par value Preferred Stock, of which 250,000 shares were designated "Series A Cumulative Convertible Preferred Stock" ("Series A Preferred Stock").

On October 29, 1999, DPI issued 16,000 shares of Series A Preferred Stock at $6.25 per share in exchange for $100,000.

In 2000, DPI issued 59,000 shares of Series A Preferred Stock at $6.25 per share in exchange for $227,775 in cash (net of offering costs), $115,000 in website development services, which were capitalized, and $2,500 in consulting services.

Each holder of record of the Series A Preferred Stock is entitled to receive a dividend equal to ten percent of the original subscription price paid per share, per annum, payable in the aggregate on an annual basis, in cash or shares of stock (either Series A Preferred Stock or Common Stock), or a combination thereof, commencing on January 31, 2000 (pro rated for the first year) and each anniversary thereafter. DPI may elect to withhold such dividends for any given year. Dividends are cumulative and any such dividends not paid will accrue without interest for the benefit of the holders of the Series A Preferred Stock. Such accrued dividends not sooner distributed will be paid upon liquidation of DPI or at such time as the Series A Preferred Stock is redeemed, converted or exchanged in a merger or reorganization. No dividends shall be declared and paid upon or set aside for the common stock unless all accrued dividends with respect to the Series A Preferred Stock have been distributed. No dividends on Series A Preferred Stock or common stock have been declared from inception through December 31, 2001. Accumulated undeclared dividends on the Series A Preferred Stock as of December 31, 2001 and 2000 are $32,257 and $37,713, respectively.

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Shares of the Series A Preferred Stock are convertible at the option of the holder on a one-for-one basis, subject to adjustment for dilution, into shares of common stock. Each share of Series A Preferred Stock will be automatically converted into common stock upon (1) the closing of an initial public offering of securities of the Corporation, pursuant to a registration statement filed with the Securities and Exchange Commission with gross offering proceeds of at least $7,000,000, or (2) upon a consolidation or merger of DPI with or into any other Corporation, or (3) a merger of any other corporation into or with DPI, or
(4) a sale or transfer of all or substantially all of DPI's assets for cash or securities, or a statutory share exchange in which stockholders of DPI may participate, or (5) December 31, 2002.

Each share of Series A Preferred Stock has voting rights equal to the voting rights of the common stock on an as if converted basis. Upon any liquidation, dissolution or winding up of DPI, whether voluntary or involuntary, the holders of record of shares of Series A Preferred Stock shall be entitled, before any distribution or payment is made upon outstanding shares of common stock, to be paid an amount equal to the Original Issue Price, plus any accrued but unpaid dividends. If, upon such liquidation, the assets to be distributed among the holders of Series A Preferred Stock shall be insufficient to permit such payment, then the entire assets of DPI to be so distributed shall be distributed ratably among the holders of Series A Preferred Stock.

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Upon the issuance of Series B Cumulative Convertible Preferred Stock, under the terms of Series A original issuance, the Series A was repriced from $6.25 a share to $2.57 a share, resulting in the issuance of 107,394 additional Series A shares. As part of the reverse merger in December 2001, these shares were exchanged for 363,788 shares of the Company's common stock.

SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

On January 11, 2001, DPI designated 582,973 shares of $.001 par value Preferred Stock as "Series B Convertible Preferred Stock" ("Preferred B Stock).

On January 15, 2001, DPI issued 582,973 shares of Preferred B Stock at $2.57 a share for proceeds of $1,498,241 to a venture capital firm partially owned by a member of the Board of Directors.

In December 2001, as part of the reverse merger, the Company issued 582,973 shares of its preferred stock, designated as Series B, in exchange for all of the then issued and outstanding Series B preferred shares of DPI. The rights and privileges of the Company's Series B are the same as those of DPI's Series B.

Each holder of the Series B Convertible Preferred Stock shall be entitled to receive dividends, cumulative from the date of the original issuance, at the rate of 10% per annum, of the original issue price per share of Series B Convertible Preferred, payable to the holders of the Series B Convertible Preferred Stock of record on an annual basis, in cash, commencing on January 11, 2001 and each anniversary thereafter. The Company may elect to withhold distribution of such dividends for any given year. Any dividends not paid will accrue without interest for the benefit of the Series B Convertible Preferred stockholders. No dividends shall be paid on the Preferred Stock (other than the Series B Convertible Preferred Stock) or the Common Stock at any time when shares of Series B Convertible Preferred Stock are outstanding.

Shares of the Series B Preferred Shares are convertible at the option of the holder on a one-for-two basis, subject to adjustment for dilution, into shares of common stock. Each share of Series B Preferred Stock and all accrued dividends will be automatically converted into common stock at the then effective conversion ratio upon the occurrence of a qualified initial public offering of securities with gross offering proceeds of at least $25,000,000 at a price per share of not less than $10.28.

Each share of Series B Preferred Stock has voting rights equal to the voting rights of the Common Stock on an as if converted basis. Voting as a separate class, they are entitled to elect a director of the Company. Upon any liquidation, dissolution or winding up of the company, whether voluntary or involuntary, the holders of record of shares of Series B Preferred Stock shall be entitled, before any distribution or payment is made upon any stock ranking on liquidation junior to the Series B Convertible Preferred Stock, to be paid an amount in cash equal to the greater of (1) $2.57 per share plus accrued dividends unpaid, or (2) such amount per share as would have been payable had each such share been converted to Common Stock.

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


WARRANTS

In addition to the warrants to purchase 186,000 shares of common stock issued in connection with various notes payable (see Note 5), DPI issued the following warrants: During the first six months of 2000, DPI issued fully vested, ten-year warrants to purchase 4,920 shares of common stock with an exercise price of $6.25 per share to an existing stockholder for consulting services rendered. The warrants were valued using the Black-Scholes option pricing model, and approximately $28,000 in consulting expense was recorded.

In May 2000, DPI issued fully vested, ten-year warrants to purchase 8,623 shares of common stock with an exercise price of $6.25 per share to a consultant for services rendered. The warrants were valued using the Black-Scholes option pricing model, and approximately $49,000 in consulting expense was recorded.

In May 2000, DPI issued fully vested, ten-year warrants to purchase 35,000 shares of common stock with an exercise price of $6.25 per share to bridge lenders. The warrants were valued using the Black-Scholes option pricing model, and approximately $113,000 in financing expense was recorded.

In July 2000, DPI issued fully vested, five-year warrants to purchase 35,000 shares of common stock with an exercise price of $6.25 per share to a bridge lender. The warrants were valued using the Black-Scholes option pricing model, and approximately $70,000 in financing expense was recorded.

DPI granted and approved the issuance of 294,604 warrants on various dates in 2001 to directors and outside parties.

As part of the reverse merger, the Company issued 1,128,293 warrants with the same rights and privileges in exchange for 100% of the then existing DPI warrants.

In December 2001, 40,000 warrants were issued to a related party in conjunction with a bridge loan.

The Company has not recorded any expense related to the 2001 warrants, as it is currently re-evaluating the expense recorded in 1999 and 2000, due to two repricings of the common stock. If the Company determines that an expense should be recorded, the Company intends to restate its financials at that time.

STOCK OPTIONS

In July 2000, DPI adopted the Stock Option Incentive Plan (the 2000 Plan) and reserved 300,000 shares of common stock for issuance. The 2000 Plan provides for the granting of incentive stock options and non-qualified options. Only employees can receive incentive stock options.

Options under the 2000 Plan may be granted for periods of up to ten years and at prices which approximate the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. The Plan is administered by a committee appointed by the Board of Directors. The exercise price for the stock options granted shall not be less than the fair value per share of common stock on the date of such grant for incentive stock options or, if granted to an



                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


individual who holds more than ten percent of common stock outstanding, not less than 110% of such fair market value per share and not less than 85% of the fair value per share of common stock on the date of such grant for nonstatutory stock options.

A summary of all of the stock option activity is as follows:
                                                                      YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------

                                                             2001                                  2000
                                              ------------------------------------------------------------------------
                                                                     WEIGHTED                             WEIGHTED
                                                                     AVERAGE                              AVERAGE
                                                  SHARES             EXERCISE           SHARES            EXERCISE
                                                                      PRICE                                PRICE
                                              ------------------------------------------------------------------------

Outstanding at beginning of year                      92,450                               18,000              $ 4.35
   Granted                                            44,000                               74,450              $ 2.40
   Exercised                                               0                                    0                   0
   Cancelled                                               0                                    0                   0
                                              ---------------                         ------------
Outstanding at end of year                           136,450                               92,450              $ 2.78
                                              ===============                         ============
Exercisable at end of year                            92,450                               53,784              $ 2.89
                                              ===============                         ============


The options outstanding at December 31, 2001 range in price from $0.01 per share to $6.25 per share and have a weighted average remaining contractual life of 9.5 years.

DPI granted 62,450 of incentive stock options below fair market value. The Company recorded compensation expense of $162,198 for the year ended December 31, 2000 related to the grant.

DPI applies APB 25 in accounting for its stock option plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS 123's fair value method to the DPI's stock-based awards results in net losses of $2,129,973 and $696,873 in 2001 and 2000, respectively. The weighted average fair value of the options granted in 2000 and 1999, used as a basis for the above pro forma disclosures, was estimated as $4.47 and $1.74, respectively, as of the date of grant using a minimum value method option pricing model with the following assumptions: dividend yield 0%, risk-free interest rate of 5% and expected lives of 8.5 years. The effect of applying SFAS 123 on 2000 and 1999 pro forma net loss as stated above is not necessarily representative of the effects on reported net losses for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

DPI granted and approved the issuance of 44,000 stock options on various dates in 2001 to employees and outside consultants, with strike prices that were
considered  to  be  at  the  market,   therefore  no  compensation  expense  was
recognized.

As part of the reverse merger, the Company issued 136,450 options with the same rights and privileges, in exchange for the then issued and outstanding options of DPI. The Company's stock option plan, approved in June 2001, reserved 400,000



                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


shares of common stock. Although the options have not been amended for the repricings of the common stock, the Company intends to do so in the near future.

SHARES RESERVED FOR ISSUANCE

At December 31, 2001, the Company has authorized the following shares of common stock for issuance upon conversion of the Series B Preferred Stock and upon the exercise of options and warrants:

Series B Preferred Stock                                          1,165,946
Common stock options outstanding                                    136,450
Common stock options available to grant                             263,550
Common stock warrants                                             1,168,293
                                                          ------------------
Total shares reserved for issuance                                2,734,239
                                                          ==================


9.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income taxes at December 31, 2000 and December 31, 2001 are as follows:

Deferred tax assets:                                              2001                    2000
                                                     ------------------      ------------------
   Net operating loss carryforward                            $974,532                $429,263
   Start-up costs, net                                          46,257                  46,257
   Deferred compensation                                       327,644                 327,644
   Accrued vacation                                              5,963                   5,963
   Other                                                         2,073                   2,073
                                                     ------------------      ------------------
Total deferred tax assets                                    1,356,469                 811,200

Deferred tax liabilities:
   Amortization                                                 19,848                   2,861
   Bad debts                                                       943                     949
   Fixed asset differences                                           0                       0
                                                     ------------------      ------------------
                                                                20,791                   3,810

Total deferred tax assets                                    1,335,678                 807,390
Valuation allowance                                        (1,335,678)               (807,390)
                                                     ------------------      ------------------
Net deferred tax asset                                             $0                      $0
                                                     ==================      ==================

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2001, the Company is uncertain whether it will realize any future tax benefit of its deferred tax assets. Accordingly, a full valuation allowance has been recorded against the deferred tax assets.

At December 31, 2001, the Company has available net operating loss carryforward of $4,452,000 that expire in various years through 2021, if unused.

10.  SUBSEQUENT EVENTS

RELATED PARTY TRANSACTIONS - CONVERTIBLE PROMISSORY NOTES

In March 2002, the holders agreed to negotiate a new maturity date for those notes. These negotiations are ongoing and are expected to be finalized by May.