Form 10QSB
period 2002-03-31
SOLAR SATELLITE COMMUNICATION INC
filed 2002-05-15
CIK 729588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002
                         Commission file number: 0-12169


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

                              The issuer's address:


           7926 Jones Branch Drive, Suite 330, McLean, Virginia 22102
          ------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                           Issuer's Telephone Number:

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





                      SOLAR SATELLITE COMMUNICATIONS, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

PART I

         Item 1.  Financial Statements

                        Index to Financial Statements ............................   F-1
                        Balance Sheet ............................................   F-2
                        Statements of Operations .................................   F-3
                        Statements of Stockholders' Equity .......................   F-4
                        Statements of Cash Flows .................................   F-5
                        Notes to Financial Statement .............................   F-6

         Item 2.  Management's Discussion and Analysis or Plan of Operation ......   20


PART II

         Item 1.  Legal Proceedings ..............................................   22
         Item 2.  Changes in Securities and Use of Proceeds ......................   22
         Item 3:  Defaults in Senior Securities ..................................   22
         Item 4:  Submission of Matters to a Vote of Security Holders ............   22
         Item 5:  Other Information ..............................................   22
         Item 6:  Exhibits and Reports on Form 8-K ...............................   22


                          INDEX TO FINANCIAL STATEMENTS




Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6




                       SOLAR SATELLITE COMMUNICATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                           Three Months Ended       Year Ended
                                                                             March 31, 2002      December 31, 2001
                                                                          --------------------- --------------------
                                 ASSETS                                       (unaudited)

CURRENT ASSETS
   Cash                                                                                 $1,436              $88,148
   Accounts receivable, net of allowance for doubtful accounts of $1,985
    and $1,477, respectively                                                            28,290               38,048
   Accounts receivable - related parties                                                 4,850                7,956
   Prepaid expenses and other current assets                                            19,166                  106
                                                                          --------------------- --------------------
            Total Current Assets                                                        53,742              134,258
                                                                          --------------------- --------------------

PROPERTY AND EQUIPMENT
   Computer software and hardware                                                       66,611               66,611
   Internally developed software                                                       270,000              270,000
   Computer hardware under capital leases                                              417,268              417,268
   Leasehold improvements                                                               14,420               14,420
                                                                          --------------------- --------------------

   Subtotal property and equipment                                                     768,299              768,299
   Less: Accumulated depreciation and amortization                                   (282,513)            (241,929)
                                                                          --------------------- --------------------

            Total Property and Equipment                                               485,786              526,370
                                                                          --------------------- --------------------

OTHER ASSETS
   Other                                                                                 7,307                7,307
                                                                          --------------------- --------------------
            Total Other Assets                                                           7,307                7,307
                                                                          --------------------- --------------------
Total Assets                                                                          $546,835             $667,935
                                                                          ===================== ====================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable:
      Trade                                                                           $393,305             $368,741
      Related party                                                                     24,870               24,870
   Accrued payroll liabilities                                                         130,432               55,637
   Accrued expenses:
      Trade                                                                             63,285               62,425
      Related party                                                                     99,914               90,914
      Interest                                                                          43,972               26,840
   Current portion of capital lease obligation                                         297,708              297,708
   Convertible notes payable - related parties, net of discount of $0
    and $38,473 respectively                                                           250,000              250,000
   Short-term from stockholders                                                        123,000              113,000
                                                                          --------------------- --------------------
            Total Current Liabilities                                                1,426,486            1,290,135
                                                                          --------------------- --------------------
Capital lease obligation, net of current portion                                             0                    0
                                                                          --------------------- --------------------
Total Liabilities                                                                    1,426,486            1,290,135
                                                                          --------------------- --------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock - $.001 par value; 1,000,000 authorized; Series B convertible,
      582,973 issued and outstanding                                                       583                  583
   Common stock - $0.001 par value; 100,000,000 authorized; 4,433,788
      shares issued and outstanding                                                      4,434                4,434
   Additional paid-in capital                                                        3,833,713            3,833,713
   Subscriptions receivable                                                            (8,670)              (8,670)
   Accumulated deficit                                                             (4,709,711)          (4,452,260)
                                                                          --------------------- --------------------
Total stockholders' equity (deficiency)                                              (879,651)            (622,200)
                                                                          --------------------- --------------------
Total liabilities and stockholders' equity (deficiency)                               $546,835             $667,935
                                                                          ===================== ====================


     The accompanying notes are an integral part of the financial statements





                       SOLAR SATELLITE COMMUNICATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          Three Months Ended March 31,
                                   (unaudited)


                                                                                     2002               2001
                                                                              ------------------- ------------------

Revenues:
            Trade                                                                        $54,441            $35,876
            Related parties                                                                5,994              5,822
                                                                              ------------------- ------------------
            Total revenues                                                                60,435             41,698

Cost of sales                                                                             37,033             36,201
                                                                              ------------------- ------------------
Gross profit                                                                              23,402              5,497

Operating expenses
            Selling, general and administrative                                          254,250            481,040
            Professional fees - related party                                              9,000                  0
            Stock-based compensation                                                           0                  0
            Research and development                                                           0                  0
                                                                              ------------------- ------------------
               Total operating expenses                                                  263,250            481,040
                                                                              ------------------- ------------------
Loss from operations                                                                   (239,848)          (475,543)

Other income (expense):
            Interest income                                                                   37                  0
            Interest expense - monetary                                                 (17,132)            (9,553)
            Interest expense - non-monetary                                                    0           (41,657)
            Bad debt expense                                                               (508)              (356)
                                                                              ------------------- ------------------
               Total other income (expense)                                             (17,603)           (51,566)
                                                                              ------------------- ------------------

Net (loss)                                                                            $(257,451)         $(527,109)
                                                                              ------------------- ------------------

Net loss per weighted average share                                                  $    (0.06)         $   (0.33)
                                                                              ------------------- ------------------
Weighted average number of shares                                                      4,433,788          1,619,500
                                                                              =================== ==================





     The accompanying notes are an integral part of the financial statements





                       SOLAR SATELLITE COMMUNICATION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                              PREFERRED STOCK          COMMON STOCK        ADDITIONAL
                                                                             PAID-IN    SUBSCRIPTIONS   ACCUMULATED
                              SHARES    AMOUNT      SHARES      AMOUNT       CAPITAL     RECEIVABLE       DEFICIT         TOTAL
                            --------------------- ------------------------ ------------ -------------- --------------- -------------

BEGINNING BALANCE,
December 31,                    16,000       $16    1,649,500      $1,650     $443,584             $0       $(675,107)    $(229,857)
   Contributed capital               0         0            0           0      388,233       (140,047)              0       248,186
   Issuance of compensatory
     stock options                   0         0            0           0      162,198              0               0       162,198
   Warrants issued for
     services                        0         0            0           0       77,466              0               0        77,466
   Warrants issued with debt         0         0            0           0      503,037              0               0       503,037
   Beneficial conversion
     feature                         0         0            0           0      120,430              0               0       120,430
   Preferred stock issued
     for services               18,400        18            0           0      114,982              0               0       115,000
   Preferred stock issued
     for cash                   40,600        41            0           0      227,734              0               0       227,775
   Net loss                          0         0            0           0            0              0      (1,982,969)   (1,982,969)
                            --------------------- ------------------------ ------------ -------------- --------------- -------------

BALANCE, December 31, 2000      75,000        75    1,649,500       1,650    2,037,664       (140,047)     (2,658,076)     (758,734)
   Subscriptions received,
     net                             0         0            0           0            0        131,377               0       131,377
   Common stock repurchased
     for cash                        0         0      (30,000)        (30)     (49,970)             0               0       (50,000)
   Preferred B issued for
     cash                      582,973       583            0           0    1,448,758              0               0     1,449,341
   Preferred A forward split   107,394       107            0           0         (107)             0               0             0
   Reverse merger             (182,394)     (182)   2,814,288       2,814      397,368              0               0       400,000
   Net loss                          0         0            0           0            0              0      (1,794,184)   (1,794,184)
                            --------------------- ------------------------ ------------ -------------- --------------- -------------

BALANCE, December 31, 2001     582,973       583    4,433,788       4,434    3,833,713         (8,670)     (4,452,260)     (622,200)
Net loss                             0         0            0           0            0              0        (257,451)     (257,451)
                            --------------------- ------------------------ ------------ -------------- --------------- -------------

ENDING BALANCE, March 31,
    2002 (unaudited)           582,973      $583   $4,433,788      $4,434   $3,833,713        $(8,670)    $(4,709,711)    $(879,651)
                            ===================== ======================== ============ ============== =============== =============



     The accompanying notes are an integral part of the financial statements



                       SOLAR SATELLITE COMMUNICATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three Months Ended March 31,
                                   (unaudited)
                                                                                       2002              2001
                                                                                 ----------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                $(257,451)        $(527,109)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                          40,584            39,911
    Bad debt expense                                                                          508               356
    Interest expense - non-monetary                                                             0            41,657
Changes in operating assets and liabilities, net of effects of acquisition:
    Accounts receivable - trade                                                             9,250             8,498
    Accounts receivable - related party                                                     3,106                 0
    Prepaid expenses and other assets                                                    (19,060)            66,453
    Accounts payable - trade                                                               24,564         (115,644)
    Accounts payable - related party                                                            0          (73,864)
    Accrued payroll liabilities                                                            74,795               572
    Accrued interest                                                                       17,132          (16,462)
    Accrued expenses - trade                                                                  860          (62,783)
    Accrued expenses - related party                                                        9,000                 0
                                                                                 ----------------- -----------------
Net cash used in operating activities                                                    (96,712)         (638,415)
                                                                                 ----------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                          0          (88,492)
                                                                                 ----------------- -----------------
Net cash used in investing activities                                                           0          (88,492)
                                                                                 ----------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Repurchase of common stock                                                                  0          (50,000)
    Proceeds from issuance of preferred stock                                                   0         1,174,341
    Payments on notes payable - related parties                                                 0         (228,624)
    Payments on capital lease obligations                                                       0          (16,705)
    Payments on notes payable - other                                                           0          (65,000)
    Proceeds from line of credit                                                           10,000                 0
    Payments on line of credit                                                                  0          (50,000)
                                                                                 ----------------- -----------------
Net cash provided by financing activities                                                  10,000           764,012
                                                                                 ----------------- -----------------
Changes in cash                                                                          (86,712)            37,105

Cash at beginning of period                                                                88,148            43,331
                                                                                 ----------------- -----------------

Cash at end of period                                                                      $1,436           $80,436
                                                                                 ================= =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid in cash                                                                      $0           $16,462
                                                                                 ================= =================
NON-CASH FINANCING ACTIVITIES:
    Fixed assets acquired by capital lease                                                     $0          $219,168
                                                                                 ================= =================
    Assets acquired by issuance of common stock                                                $0                $0
                                                                                 ================= =================
    Conversion of accrued compensation to contributed capital                                  $0                $0
                                                                                 ================= =================
    Conversion of Series B preferred stock advance to contributed capital                      $0          $275,000
                                                                                 ================= =================


     The accompanying notes are an integral part of the financial statements

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information with regard to the three months ended March 31, 2002 and 2001 is unaudited)


1.  ORGANIZATION

Solar Satellite Communication, Inc. (the Company) was organized under the laws of the State of Colorado on April 6, 1983. The fiscal year end was October 31, and was changed to December 31 in February 2002. Other than the acquisition of a significant investment in Accelr8 Technology Corporation in 1988 and the liquidation of that investment, which began in 1991 and was completed in January 1999, the Company has not had any significant operating activities since 1989. Beginning August 1, 2001, the Company adopted a program to begin actively pursuing business opportunities, including seeking merger candidates. Accordingly, as of August 1, 2001, the Company is considered to be in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. In December 2001, the Company acquired Document Planet, Inc. in a reverse triangular merger. The Company, through its wholly owned subsidiary, provides customized digital commercial printing services using telecommunications technology. The Company enables customers to submit proof and track orders online through standard web browser software.

2.  GOING CONCERN

The Company has incurred operating losses totaling approximately $4,710,000 at March 31, 2002, and has significant obligations due and past due. The Company raised approximately $1,500,000 in January 2001 from an investment fund and closed on various other loans in 2001 of approximately $363,000. Management is actively seeking other forms of financing to fund its operations for subsequent periods.

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


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In 2001 and 2000, the concentration of credit risk was distributed evenly over the total customer base. In 2002, 2001 and 2000, approximately 9.9%, 10% and 13% of the Company's revenue was generated from a related party.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three to ten years. Assets acquired under capital lease agreements are recorded at the lesser of the net present value of lease payments or the fair value of the property, and are amortized on a straight-line basis over the lease term.

Amortization of capital leases is included in depreciation and amortization. Depreciation and amortization expense was $40,584 and $39,911 in 2002 and 2001, respectively.

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

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTERIM FINANCIAL INFORMATION

The financial statements for the three months ended March 31, 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

5.  NOTES PAYABLE

LINE OF CREDIT

In June 2000, the Company entered into a working capital loan agreement with a bank totaling $50,000. Borrowings bear interest at 10.5% and are due on January 1, 2001. An outside board member guaranteed the loan. In consideration for the guarantee, the Company granted a ten-year, fully vested warrant to purchase 50,000 shares of common stock at an exercise price of $2.57 per share. Additionally, the Company granted similar warrants to purchase 10,000 shares of common stock to the guarantor every 30 days beginning August 30, 2000, until the loan was repaid. The total number of shares purchasable under the warrants granted to the board member pursuant to this agreement was 50,000. The Company valued these options using the Black-Scholes option pricing model and recorded interest expense of $235,000. This loan was repaid in full in January 2001.

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  NOTES PAYABLE (CONTINUED)

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

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  RELATED PARTY TRANSACTIONS (CONTINUED)

NOTES PAYABLE - STOCKHOLDERS (CONTINUED)

Stockholders loaned the Company $10,000, $158,000, $92,000 and $103,000 in July, August, October and December 2001. At December 31, 2001 and 2000, respectively, the Company had gross demand notes outstanding with shareholders totaling $363,000 and $251,750. Accrued interest on the notes totaled $26,840 and $10,605. $251,750 was repaid on January 16, 2001. In the first quarter of 2002, a stockholder loaned the Company $10,000 on a short-term basis.

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

In March 2002, the holders agreed to negotiate a new maturity date for those notes. These negotiations are ongoing and are expected to be finalized by May 2002.

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  RELATED PARTY TRANSACTIONS (CONTINUED)

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



                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  COMMITMENTS (CONTINUED)

Minimum lease commitments are as follows:
                                             CAPITAL             OPERATING
Year ending December 31:                      LEASES              LEASES
                                           -------------------------------------

         2002                                 $113,652                   $12,770
         2003                                   75,952                       570
         2004                                   57,103                         0
         2005                                   57,103                         0
         Thereafter                                  0                         0
                                           -------------------------------------
Total minimum lease payments                  $303,810                   $13,340
                                                                 ===============
Less amounts representing interest              58,556
                                           ------------
Present value of minimum lease payments        245,254
Plus past-due payments                          52,455
                                           ------------
Current portion                               $297,709
                                           ============


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

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  STOCKHOLDERS' DEFICIT (CONTINUED)

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

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  STOCKHOLDERS' DEFICIT (CONTINUED)

SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK OF DPI (CONTINUED)

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


8.  STOCKHOLDERS' DEFICIT (CONTINUED)

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



                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  STOCKHOLDERS' DEFICIT (CONTINUED)

STOCK OPTIONS (CONTINUED)

Options under the 2000 Plan may be granted for periods of up to ten years and at prices which approximate the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. The Plan is administered by a committee appointed by the Board of Directors. The exercise price for the stock options granted shall not be less than the fair value per share of common stock on the date of such grant for incentive stock options or, if granted to an individual who holds more than ten percent of common stock outstanding, not less than 110% of such fair market value per share and not less than 85% of the fair value per share of common stock on the date of such grant for nonstatutory stock options.

A summary of all of the stock option activity is as follows:
                                                                       YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------
                                                             2001                                   2000
                                              -----------------------------------     ----------------------------------

                                                                     WEIGHTED                              WEIGHTED
                                                                     AVERAGE                               AVERAGE
                                                  SHARES             EXERCISE           SHARES             EXERCISE
                                                                      PRICE                                 PRICE
                                              ---------------     ---------------     ------------     -----------------
Outstanding at beginning of year                      92,450                               18,000                $ 4.35
   Granted                                            44,000                               74,450                $ 2.40
   Exercised                                               0                                    0                     0
   Cancelled                                               0                                    0                     0
                                              ---------------                         ------------
Outstanding at end of year                           136,450                               92,450                $ 2.78
                                              ===============                         ============
Exercisable at end of year                            92,450                               53,784                $ 2.89
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

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  STOCKHOLDERS' DEFICIT (CONTINUED)

STOCK OPTIONS (CONTINUED)

DPI granted and approved the issuance of 44,000 stock options on various dates in 2001 to employees and outside consultants, with strike prices that were
considered  to  be  at  the  market,   therefore  no  compensation  expense  was
recognized.

As part of the reverse merger, the Company issued 136,450 options with the same rights and privileges, in exchange for the then issued and outstanding options of DPI. The Company's stock option plan, approved in June 2001, reserved 400,000 shares of common stock. Although the options have not been amended for the repricings of the common stock, the Company intends to do so in the near future.

SHARES RESERVED FOR ISSUANCE

At December 31, 2001, the Company has authorized the following shares of common stock for issuance upon conversion of the Series B Preferred Stock and upon the exercise of options and warrants:

Series B Preferred Stock                             1,165,946
Common stock options outstanding                       136,450
Common stock options available to grant                263,550
Common stock warrants                                1,168,293
                                                ---------------
Total shares reserved for issuance                   2,734,239
                                                ===============


9.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred income taxes at December 31, 2000 and December 31, 2001 are as follows:



                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Deferred tax assets:                                 2001                    2000
                                               ------------------      ------------------

   Net operating loss carryforward                      $974,532                $429,263
   Start-up costs, net                                    46,257                  46,257
   Deferred compensation                                 327,644                 327,644
   Accrued vacation                                        5,963                   5,963
   Other                                                   2,073                   2,073
                                               ------------------      ------------------
Total deferred tax assets                              1,356,469                 811,200

Deferred tax liabilities:
   Amortization                                           19,848                   2,861
   Bad debts                                                 943                     949
   Fixed asset differences                                     0                       0
                                               ------------------      ------------------
                                                          20,791                   3,810

Total deferred tax assets                              1,335,678                 807,390
Valuation allowance                                  (1,335,678)               (807,390)
                                               ------------------      ------------------
Net deferred tax asset                                        $0                      $0
                                               ------------------      ------------------


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

At March 31, 2002, the Company has available net operating loss carryforward of $4,710,000 that expire in various years through 2021, if unused.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operations

            The Company's activities are substantially conducted through its subsidiary, Document Planet Inc. Document Planet is a start-up company having limited sales. The Company is carrying on activities to acquire additional organizations that will add sales.

            The current operations of the Document Planet subsidiary of the Company are providing management, procurement services, and logistics solutions to the U.S. commercial print market. The Company has crafted an integrated system combining personal customer service and leading edge technology to meet the needs of the corporate print buyer. Products and services include:

o    Customer  service  through three levels of customer  support,  including an
     account   representative,   a  project   manager  and  a  digital   service
     representative.

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

Liquidity and Capital Resources

     As of March 31, 2002, the Company had cash and cash equivalents of $1,436, a decrease of $86,712 from December 31, 2001. The Company lost $257, 451 from operations. An increase in working capital, primarily from accounts payable partially offset the loss.

     As of March 31,2002 the Company's cash is insufficient for current needs. As of April 10, 2002, the Company secured bridge financing of $300,000 from B & H Investments, a firm whose partners include Lawrence J. Hoffman, Chairman of the Company's Board of Directors. The Company is in the process of raising $3 million of private financing to implement its business strategy. This financing would be sufficient for the Company's expected working capital requirements through 2002.

                                     Part II


Item 1.   Legal Proceedings

     No legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.


Item 2.   Changes in Securities and Use of Proceeds

            None

Item 3.   Defaults in Senior Securities

            None

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted during the quarter ending March 31, 2002 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information

            The Company filed a Transitional 10-KSB on April 16, 2002.

Item 6.   Exhibits and Reports on Form 8-K.

     The following Reports on Form 8-K were filed during the quarter ended March 31, 2002:

Date Filed     Description
----------     -----------

2/15/02        Form 8-K:  Change in Certifying Accountants and Change in Fiscal
               Year End

2/20/02 Form 8-KA: Amendment to Merger Form 8-K, including financial statements of Document Planet, Inc., the acquired subsidiary.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Satellite Communication, Inc.



By:  /s/ Linda A. Broenniman                         Date:  May 14, 2002
     -----------------------------------
     Linda A. Broenniman
     President, Chief Financial Officer,
     Treasurer and Secretary, Director