Form 10QSB
period 2002-06-30
SOLAR SATELLITE COMMUNICATION INC
filed 2002-08-14
CIK 729588

SOLAR SATELLITE COMMUNICATION, INC.
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
         EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002
                         Commission file number: 0-12169


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

After the Merger set forth in Part I, Item 1 (a), the aggregate market value of the shares of voting stock held by non-affiliates (approximately 4,398,788 of $.001 par value Common Stock) was $0, as of June 30, 2002. The stock price for computation purposes was $-0- based on the fact that there is presently no market for the Company's securities. This value is not intended to be a representation as to the value or worth of the Company's shares of Common Stock. The number of shares of non-affiliates of the Company has been calculated by subtracting shares held by persons affiliated with the Company from outstanding shares. There were 6,283,788 shares of the Company's Common Stock outstanding as of June 30, 2002, and there were 582,973 Preferred B shares outstanding. The Preferred B shares are convertible into two shares of common stock for each Preferred B share. The Preferred B shares are all held by an affiliate.

                      SOLAR SATELLITE COMMUNICATIONS, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

PART I

         Item 1.  Financial Statements

                  Index to Financial Statements                              F-1
                  Balance Sheet                                              F-2
                  Statements of Operations                                   F-3
                  Statements of Stockholders' Equity                         F-4
                  Statements of Cash Flows                                   F-5
                  Notes to Financial Statement                               F-6

         Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities and Use of Proceeds
         Item 3:  Defaults in Senior Securities
         Item 4:  Submission of Matters to a Vote of Security Holders
         Item 5:  Other Information
         Item 6:  Exhibits and Reports on Form 8-K

                          INDEX TO FINANCIAL STATEMENTS




Balance Sheets...........................................................F-2

Statements of Operations.................................................F-3

Statements of Stockholders' Equity.......................................F-4

Statements of Cash Flows.................................................F-5

Notes to Financial Statements............................................F-6



                       SOLAR SATELLITE COMMUNICATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                            Six Months Ended        Year Ended
                                                                             June 30, 2002      December 31, 2001
                                                                          --------------------- --------------------
      ASSETS                                                                  (unaudited)

CURRENT ASSETS
   Cash                                                                                $11,816              $88,148
   Accounts receivable, net of allowance for doubtful accounts of $2,806
     and $1,477, respectively                                                           61,180               38,048
   Accounts receivable - related parties                                                 5,722                7,956
   Prepaid expenses and other current assets                                             3,858                  106
                                                                          --------------------- --------------------
            Total Current Assets                                                        82,576              134,258
                                                                          --------------------- --------------------

PROPERTY AND EQUIPMENT
   Computer software and hardware                                                       66,611               66,611
   Internally developed software                                                       270,000              270,000
   Computer hardware under capital leases                                              116,194              417,268
   Leasehold improvements                                                               14,420               14,420
                                                                          --------------------- --------------------

   Subtotal property and equipment                                                     467,225              768,299
   Less: Accumulated depreciation and amortization                                   (310,774)            (241,929)
                                                                          --------------------- --------------------

            Total Property and Equipment                                               156,451              526,370
                                                                          --------------------- --------------------

OTHER ASSETS
   Other                                                                                 7,307                7,307
                                                                          --------------------- --------------------
            Total Other Assets                                                           7,307                7,307
                                                                          --------------------- --------------------

Total Assets                                                                          $246,334             $667,935
                                                                          ===================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable:
      Trade                                                                           $319,050             $368,741
      Related party                                                                    115,784               24,870
   Accrued payroll liabilities                                                          91,434               55,637
   Accrued expenses:
      Trade                                                                             63,336               62,425
      Related party                                                                    108,912               90,914
      Interest                                                                          38,430               26,840
   Current portion of capital lease obligation                                          84,504              297,708
   Convertible notes payable - related parties, net of discount of $0
     and $38,473                                                                       551,824              250,000
   Short-term from stockholders                                                              0              113,000
   Line of credit                                                                       10,000                    0
                                                                          --------------------- --------------------
            Total Current Liabilities                                                1,383,274            1,290,135
                                                                          --------------------- --------------------

Capital lease obligation, net of current portion                                       115,000                    0
                                                                          --------------------- --------------------

Total Liabilities                                                                    1,498,274            1,290,135
                                                                          --------------------- --------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock - $.001 par value; 1,000,000 authorized; Series B
      convertible, 582,973 issued and outstanding                                          583                  583
   Common stock - $0.001 par value; 100,000,000 authorized; 6,283,788 and
      4,433,788 shares issued and outstanding                                            6,284                4,434
   Additional paid-in capital                                                        3,889,513            3,833,713
   Subscriptions receivable                                                            (8,670)              (8,670)
   Accumulated deficit                                                             (5,139,650)          (4,452,260)
                                                                          --------------------- --------------------

Total stockholders' equity (deficiency)                                            (1,251,940)            (622,200)
                                                                          --------------------- --------------------
Total liabilities and stockholders' equity (deficiency)                               $246,334             $667,935
                                                                          ===================== ====================

     The accompanying notes are an integral part of the financial statements




                       SOLAR SATELLITE COMMUNICATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30
                                                        ---------------------------------  ---------------------------------
                                                               2002              2001             2002              2001
                                                        ----------------  ---------------  ----------------  ---------------

Revenues:
   Trade                                                        $72,563          $51,651          $127,004          $87,527
   Related parties                                                1,810            5,046             7,804           10,868
                                                        ----------------  ---------------  ----------------  ---------------

            Total revenues                                       74,373           56,697           134,808           98,395

Cost of sales                                                    66,328           42,919           103,361           79,120
                                                        ----------------  ---------------  ----------------  ---------------
Gross profit                                                      8,045           13,778            31,447           19,275

Operating expenses
   Selling, general and administrative                          270,405          371,218           524,655          852,258
   Professional fees - related party                              9,000           28,085            18,000           28,085
   Stock-based compensation                                           0                0                 0                0
   Research and development                                           0                0                 0                0
                                                        ----------------  ---------------  ----------------  ---------------
            Total operating expenses                            279,405          399,303           542,655          880,343
                                                        ----------------  ---------------  ----------------  ---------------
Loss from operations                                          (271,360)        (385,525)         (511,208)        (861,068)

Other income (expense):
   Interest income                                                    2                0                39                0
   Interest expense - monetary                                 (17,669)          (8,196)          (34,801)         (17,749)
   Interest expense - non-monetary                                    0                0                 0         (41,657)
   Bad debt expense                                             (5,890)              356           (6,398)                0
   Loss on disposal of assets                                 (135,022)                0         (135,022)                0
                                                        ----------------  ---------------  ----------------  ---------------
             Total other income (expense)                      (158,579)          (7,840)         (176,182)         (59,406)
                                                        ----------------  ---------------  ----------------  ---------------
 Net (loss)                                                   $(429,939)       $(393,365)        $(687,390)       $(920,474)
                                                        ================  ===============  ================  ===============
Net loss per weighted average share                           $ (0.068)        $ (0.243)         $ (0.109)        $ (0.568)
                                                        ================  ===============  ================  ===============
Weighted average number of shares                             6,283,788        1,619,500         6,283,788        1,619,500
                                                        ================  ===============  ================  ===============






     The accompanying notes are an integral part of the financial statements




                       SOLAR SATELLITE COMMUNICATION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                 ADDITIONAL
                                  PREFERRED STOCK         COMMON STOCK         PAID-IN    SUBSCRIPTIONS   ACCUMULATED
                                  SHARES    AMOUNT      SHARES     AMOUNT      CAPITAL      RECEIVABLE      DEFICIT        TOTAL
                                 ------------------- ----------------------- ---------------------------- ------------- ------------

BEGINNING BALANCE,
December 31, 1999                   16,000      $16     1,649,500    $1,650      $443,584             $0    $(675,107)    $(229,857)
   Contributed capital                   0        0             0         0       388,233      (140,047)             0       248,186
   Issuance of compensatory
     stock options                       0        0             0         0       162,198              0             0       162,198
   Warrants issued for services          0        0             0         0        77,466              0             0        77,466
   Warrants issued with debt             0        0             0         0       503,037              0             0       503,037
   Beneficial conversion feature         0        0             0         0       120,430              0             0       120,430
   Preferred stock issued for
      services                      18,400       18             0         0       114,982              0             0       115,000
   Preferred stock issued for
     cash                           40,600       41             0         0       227,734              0             0       227,775
   Net loss                              0        0             0         0             0              0   (1,982,969)   (1,982,969)
                                 ------------------- ----------------------- ---------------------------- ------------- ------------

BALANCE, December 31, 2000          75,000       75     1,649,500     1,650     2,037,664      (140,047)   (2,658,076)     (758,734)
   Subscriptions received, net           0        0             0         0             0        131,377             0       131,377
   Common stock repurchased for
     cash                                0        0      (30,000)      (30)      (49,970)              0             0      (50,000)
   Preferred B issued for cash     582,973      583             0         0     1,448,758              0             0     1,449,341
   Preferred A forward split       107,394      107             0         0         (107)              0             0             0
   Reverse merger                (182,394)    (182)     2,814,288     2,814       397,368              0             0       400,000
   Net loss                              0        0             0         0             0              0   (1,794,184)   (1,794,184)
                                 ------------------- ----------------------- ---------------------------- ------------- ------------

BALANCE, December 31, 2001         582,973      583     4,433,788     4,434     3,833,713        (8,670)   (4,452,260)     (622,200)
   Common stock issued for
     services                            0        0     1,850,000     1,850       224,550              0             0       226,400
   Deferred compensation                 0        0             0         0     (168,750)              0             0     (168,750)
   Net loss                              0        0             0         0             0              0     (687,390)     (687,390)
                                 ------------------- ----------------------- ---------------------------- ------------- ------------

ENDING BALANCE,
June 30, 2002 (unaudited)          582,973     $583    $6,283,788    $6,284    $3,889,513       $(8,670)  $(5,139,650)  $(1,251,940)
                                 =================== ======================= ============================ ============= ============









     The accompanying notes are an integral part of the financial statements



                       SOLAR SATELLITE COMMUNICATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                      Six Months Ended June 30,
                                                                                  ----------------------------------
                                                                                       2002              2001
                                                                                 ----------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                               $(687,390)        $(920,474)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                          33,220            80,462
    Stock-based compensation                                                               57,650                 0
    Bad debt expense                                                                        6,398                 0
    Interest expense - non-monetary                                                             0            41,657
    Contributed services                                                                        0                 0
    Amortized discount on subscription receivable                                               0                 0
    Loss on disposal of assets                                                            135,022                 0
Changes in operating assets and liabilities, net of effects of acquisition:
    Accounts receivable - trade                                                          (24,461)           (8,246)
    Accounts receivable - related party                                                     2,234                 0
    Prepaid expenses and other assets                                                     (3,752)             (326)
    Accounts payable - trade                                                             (49,691)            25,074
    Accounts payable - related party                                                       90,914                 0
    Accrued payroll liabilities                                                            35,797            17,922
    Accrued interest                                                                       11,590          (59,684)
    Accrued expenses - trade                                                                  911                 0
    Accrued expenses - related party                                                       17,988                 0
                                                                                 ----------------- -----------------

Net cash used in operating activities                                                   (373,570)         (823,615)
                                                                                 ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                          0          (89,700)
                                                                                 ----------------- -----------------

Net cash used in investing activities                                                           0          (89,700)
                                                                                 ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash acquired in reverse merger                                                             0                 0
    Proceeds from bank overdraft                                                                0             1,189
    Receipt of subscriptions receivable                                                         0           125,000
    Proceeds from issuance of common stock                                                      0                 0
    Repurchase of common stock                                                                  0          (50,000)
    Proceeds from issuance of preferred stock                                                   0         1,174,341
    Proceeds of notes payable - related parties                                           301,824                 0
    Payments on notes payable - related parties                                                 0         (228,624)
    Payments on capital lease obligations                                                (14,586)          (36,922)
    Contributed capital                                                                         0                 0
    Payments on notes payable - other                                                           0          (65,000)
    Proceeds from line of credit                                                           10,000                 0
    Payments on line of credit                                                                  0          (50,000)
                                                                                 ----------------- -----------------

Net cash provided by financing activities                                                 297,238           869,984
                                                                                 ----------------- -----------------

Changes in cash                                                                          (76,332)          (43,331)

Cash at beginning of period                                                                88,148            43,331
                                                                                 ----------------- -----------------

Cash at end of period                                                                     $11,816                $0
                                                                                 ================= =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid in cash                                                                      $0                $0
                                                                                 ================= =================
NON-CASH FINANCING ACTIVITIES:
    Fixed assets acquired by capital lease                                                     $0          $219,168
                                                                                 ================= =================
    Assets acquired by issuance of common stock                                                $0                $0
                                                                                 ================= =================
    Conversion of accrued compensation to contributed capital                                  $0                $0
                                                                                 ================= =================
    Conversion of Series B preferred stock advance to contributed capital                      $0          $275,000
                                                                                 ================= =================


     The accompanying notes are an integral part of the financial statements

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the six months ended June 30, 2002 and 2001 is unaudited)


1.  ORGANIZATION

Solar Satellite Communication, Inc. (the Company) was organized under the laws of the State of Colorado on April 6, 1983. The fiscal year end was October 31, and was changed to December 31 in February 2002. Other than the acquisition of a significant investment in Accelr8 Technology Corporation in 1988 and the liquidation of that investment, which began in 1991 and was completed in January 1999, the Company has not had any significant operating activities since 1989. Beginning August 1, 2001, the Company adopted a program to begin actively pursuing business opportunities, including seeking merger candidates. Accordingly, as of August 1, 2001, the Company was considered to be in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. In December 2001, the Company acquired Document Planet, Inc. in a reverse triangular merger. The Company, through its wholly owned subsidiary, provides customized digital commercial printing services using telecommunications technology. The Company enables customers to submit proof and track orders online through standard web browser software.

2.  GOING CONCERN

The Company has incurred operating losses totaling approximately $5,083,000 at June 30, 2002, and has significant obligations due and past due. The Company raised approximately $1,500,000 in January 2001 from an investment fund and closed on various other loans in 2001 of approximately $363,000 and a $300,000 line of credit loan in April 2002. Management is actively seeking other forms of financing to fund its operations for subsequent periods.

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

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Solar Satellite Communication, Inc. and its wholly owned subsidiary, DocumentPlanet, Inc. Inter-company balances and transactions have been eliminated. The historical financial statements of DocumentPlanet, Inc. have been presented for the periods prior to the reverse merger.

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

In 2001 and 2000, the concentration of credit risk was distributed evenly over the total customer base. In 2002, 2001 and 2000, approximately 5.8%, 10% and 13% of the Company's revenue was generated from a related party.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three to ten years. Assets acquired under capital lease agreements are recorded at the lesser of the net present value of lease payments or the fair value of the property, and are amortized on a straight-line basis over the lease term.

Amortization of capital leases is included in depreciation and amortization. Depreciation and amortization expense was $33,220 and $39,911 in 2002 and 2001, respectively.

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

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTERIM FINANCIAL INFORMATION

The financial statements for the six months ended June 30, 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

4.  SIGNIFICANT ACQUISITION

In December 2001, the Company completed a reverse triangular merger whereby the Company acquired DocumentPlanet, Inc. (DPI), a Delaware corporation, a print marketing and management company, through a newly formed Colorado corporation, also named Document Planet, Inc., whereby the Delaware corporation was dissolved. This reverse merger is accounted for as a recapitalization of Document Planet, Inc. Under the terms of the agreement, in exchange for all of the outstanding stock of DPI, the Company issued 3,603,788 shares of its common stock and 582,973 shares of its Series B preferred stock to the shareholders of DPI. As a condition of closing the agreement, DPI purchased an additional 242,636 shares of the Company's common stock from Satellite Investment Group, LLC, the controlling shareholder of the Company, for $420,000 out of the Company's cash.

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

In conjunction with the convertible notes payable, the Company issued five-year warrants to purchase 43,000 shares of common stock at an exercise price of $2.57. The warrants are immediately exercisable. If the Notes are not repaid, then for each subsequent 90-day period in which the Notes remain outstanding, they automatically convert into loans with a term of 90 days, and additional warrants to purchase common stock will be granted. The Company recorded an aggregate debt discount of $120,430 for the value of the warrants and the ability to convert at a discount from market value. The discount was amortized over the 90 day term of the Notes.

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

In January 2000, the Company received an additional $35,000 from the co-founder in exchange for notes payable. In June 2000, the co-founder agreed to offset $36,000 of the notes payable balance against a $150,000 subscription receivable. At December 31, 2000, the balance outstanding was $50,000. The amount was fully paid in January 2001.

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  RELATED PARTY TRANSACTIONS (CONTINUED)

NOTES PAYABLE - STOCKHOLDERS (CONTINUED)

In June 2001, a co-founder loaned the Company $8,500. In April 2002, the co-founder agreed to settle the $8,500 loan by accepting certain computer equipment with a remaining book value approximately equal to the loan balance.

Stockholders loaned the Company $10,000, $158,000, $92,000 and $103,000 in July, August, October and December 2001. At December 31, 2001 and 2000, respectively, the Company had gross demand notes outstanding with shareholders totaling $363,000 and $251,750. Accrued interest on the notes totaled $26,840 and $10,605. $251,750 was repaid on January 16, 2001. In the first quarter of 2002, the relative of an officer loaned the Company $10,000 on a short-term basis.

LINE OF CREDIT - RELATED PARTY

In April 2002, the Company entered into a $300,000 line of credit with an entity 50% owned by the acting CEO, who is a stockholder. The interest rate is prime plus 1%, with a 5% origination fee. The lender also received 115,385 warrants for shares of common stock with an exercise price of $0.65 per share. At June 30, 2002, $127,324 had been advanced under this facility.

SUBSCRIPTIONS RECEIVABLE

On June 1, 2000, a Settlement Agreement and Mutual Release was negotiated with a stockholder. The stockholder executed a secured promissory note payable to the Company for the principle amount of $150,000 that is non-interest bearing, payable in twenty-four months and secured by stock in the Company. As part of the agreement, the stockholder agreed to convert accrued expenses due to the stockholder of $44,000 and transfer loans due to the shareholder of $36,000 as payment against the promissory note. An additional $60,000 in cash was paid against the promissory note, leaving a balance of $10,000 due at December 31, 2000. This balance was discounted using a 10% interest rate. The discount is being amortized over the life of the note.

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

CONVERTIBLE PROMISSORY NOTES (CONTINUED)

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

In March 2002, the holders agreed to negotiate a new maturity date for those notes. In June 2002, the holders agreed to extend the maturity date to December 31, 2002 in exchange for 550,000 warrants for common stock with an exercise price of $0.50 per share.

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

On January 15, 2001, the employee agreement for the other co-founder was renegotiated to a four-year term with all other financial terms and conditions remaining the same. In April 2002, the co-founder resigned and agreed to simply void the contract. He continues to act as interim Chief Technology Officer until a replacement can be found.

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




                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  RELATED PARTY TRANSACTIONS (CONTINUED)
EMPLOYEE AGREEMENTS (CONTINUED)

In April 2002, the Company entered into one year agreements with a stockholder and officer to be the Acting CEO and another officer to be Acting President and CFO. These officers received 450,000 shares of common stock as compensation, valued at $225,000. The value was recorded as deferred compensation and is being amortized over the life of the agreements. For the three months ended June 30, 2002, $56,250 was amortized.

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
                                                       ===================

In May 2002, the Company returned $281,254, (original cost), of equipment to a lessor. The Company recorded a contingent liability of $115,000 related to an expected settlement. The remaining lease balance plus accrued interest was $233,845. The Company recorded a loss of $162,409 on the disposal of the equipment.

8.  STOCKHOLDERS' DEFICIT

COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value common stock and 1,000,000 shares of $0.001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 4,433,788 and 582,973 shares of common and preferred stock, respectively, issued and outstanding at December 31, 2001.

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

7.  STOCKHOLDERS' DEFICIT (CONTINUED)

COMMON STOCK (CONTINUED)

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

As part of the reverse merger, the Company repurchased 242,636 of its previously outstanding shares of common stock for $420,000 in cash. In addition, as part of the reverse merger, the Company issued 363,788 of its common shares in exchange for 100% of the Series A preferred stock of DPI then issued and outstanding. In the second quarter, the Company issued 1,400,000 shares of common stock at par value to a consulting company for services rendered under an agreement dated November 13, 2001 related to the reverse merger. The Company also issued 450,000 shares of common stock valued at $225,000 under two employment agreements.

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

                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  STOCKHOLDERS' DEFICIT (CONTINUED)

SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

Each share of Series B Preferred Stock has voting rights equal to the voting rights of the Common Stock on an as if converted basis. Voting as a separate class, they are entitled to elect a director of the Company. Upon any liquidation, dissolution or winding up of the company, whether voluntary or involuntary, the holders of record of shares of Series B Preferred Stock shall be entitled, before any distribution or payment is made upon any stock ranking on liquidation junior to the Series B Convertible Preferred Stock, to be paid an amount in cash equal to the greater of (1) $1.28 per share plus accrued dividends unpaid, or (2) such amount per share as would have been payable had each such share been converted to Common Stock.

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

WARRANTS (CONTINUED)

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

In April and May 2002, the Company issued 115,385 warrants in conjunction with a line of credit and 550,000 warrants in conjunction with extending the due date of an existing convertible promissory note.

The Company has not recorded any expense related to the 2001 and 2002 warrants, as it is currently re-evaluating the expense recorded in 1999 and 2000, due to two repricings of the common stock. If the Company determines that an expense should be recorded, the Company intends to restate its financials at that time.

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



                       SOLAR SATELLITE COMMUNICATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  STOCKHOLDERS' DEFICIT (CONTINUED)

STOCK OPTIONS (CONTINUED)

A summary of all of the stock option activity is as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------

                                                             2001                                   2000
                                              --------------------------------------------------------------------------
                                                                     WEIGHTED                              WEIGHTED
                                                                     AVERAGE                               AVERAGE
                                                  SHARES             EXERCISE           SHARES             EXERCISE
                                                                      PRICE                                 PRICE
                                              --------------------------------------------------------------------------
Outstanding at beginning of year                      92,450                               18,000                $ 4.35
   Granted                                            44,000                               74,450                $ 2.40
   Exercised                                               0                                    0                     0
   Cancelled                                               0                                    0                     0
                                              ---------------                         ------------
Outstanding at end of year                           136,450                               92,450                $ 2.78
                                              ===============                         ============
Exercisable at end of year                            92,450                               53,784                $ 2.89
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

SHARES RESERVED FOR ISSUANCE

At December 31, 2001, the Company has authorized the following shares of common stock for issuance upon conversion of the Series B Preferred Stock and upon the exercise of options and warrants:

Series B Preferred Stock                                          1,165,946
Common stock options outstanding                                    136,450
Common stock options available to grant                             263,550
Common stock warrants                                             1,168,293
                                                      ----------------------
Total shares reserved for issuance                                2,734,239
                                                      ======================

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

9.  INCOME TAXES (CONTINUED)

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

At June 30, 2002, the Company has available net operating loss carryforward of $5,140,000 that expire in various years through 2021, if unused.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

         The Company's activities are substantially conducted through its wholly owned subsidiary, DocumentPlanet Inc. Document Planet is a start-up company having limited sales. The Company is carrying on activities to acquire additional organizations that will add sales.

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

Liquidity and Capital Resources

         As of June 30, 2002, the Company had cash and cash equivalents of $11,816, a decrease of $76,332 from December 31, 2001. The Company lost $687,390 from operations. An increase in working capital, primarily from accounts payable partially offset the loss. In April, the Company secured bridge financing of $300,000 from B & H Investments, a firm whose partners include Lawrence J. Hoffman, Chairman of the Company's Board of Directors.

         As of June 30, 2002, the Company's cash is insufficient for current needs. The Company is in the process of raising $3 million through a private Secured Convertible Note Offering with Detachable Warrants. This financing would be sufficient to implement the Company's business strategy and for expected working capital requirements through 2002. The Company is also exploring other financial alternatives outside the scope of the private Secured Convertible Note Offering.

                                     Part II

Item 1.  Legal Proceedings

         There is one pending action asserting a claim against DocumentPlanet, Inc., a wholly owned subsidiary of the Company. This action relates to leased equipment which the Company returned. The Company recorded a contingent liability of $115,000 related to the expected settlement.

         No other legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.


Item 2.  Changes in Securities and Use of Proceeds

         The Company issued 1,400,000 shares of common stock at par value to a consulting company for services rendered under an agreement dated November 13, 2001. The Company also issued 450,000 shares of common stock valued at $225,000 under two employment agreements.


Item 3.  Defaults in Senior Securities

            None

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the quarter ending June 30, 2002 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                       Solar Satellite Communication, Inc.



By:      /s/ Linda A. Broenniman                     Date:  August 14, 2002
         -----------------------------------
         Linda A. Broenniman
         President, Chief Financial Officer,
         Treasurer and Secretary, Director