Form 10QSB
period 2002-09-30
SOLAR SATELLITE COMMUNICATION INC
filed 2002-11-14
CIK 729588

SOLAR SATELLITE COMMUNICATION, INC.

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002
                         Commission file number: 0-12169


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

                              The issuer's address:


           1895 Preston White Drive, Suite 250, Reston, Virginia 20191
          ------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                           Issuer's Telephone Number:

                                 (703) 860-6580
                               -------------------



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

After the Merger set forth in Part I, Item 1 (a), the aggregate market value of the shares of voting stock held by non-affiliates (approximately 4,403,788 of $.001 par value Common Stock) was $4.62 million, as of September 30, 2002. The stock price for computation purposes was $1.05 based on the closing market price on September 30, 2002. The number of shares of non-affiliates of the Company has been calculated by subtracting shares held by persons affiliated with the Company from outstanding shares. There were 6,288,788 shares of the Company's Common Stock outstanding as of September 30, 2002, and there were 582,973 Preferred B shares outstanding. The Preferred B shares are convertible into two shares of common stock for each Preferred B share. The Preferred B shares are all held by an affiliate.

                      SOLAR SATELLITE COMMUNICATIONS, INC.

                      INDEX TO QUARTERLY REPORT ON FORM 10-QSB

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

                          INDEX TO FINANCIAL STATEMENTS




Balance Sheets............................................................F-2

Statements of Operations..................................................F-3

Statements of Stockholders' Equity........................................F-4

Statements of Cash Flows..................................................F-5

Notes to Financial Statements.............................................F-6



                       SOLAR SATELLITE COMMUNICATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                           Nine Months Ended        Year Ended
                                                                           September 30, 2002   December 31, 2001
                                                                          --------------------- --------------------

      ASSETS                                                                  (unaudited)
CURRENT ASSETS
   Cash                                                                                $75,933              $88,148
   Certificate of deposit - restricted                                                  25,660                    0
   Accounts receivable, net of allowance for doubtful accounts of $3,072
    and $1,477, respectively                                                            48,758               38,048
   Accounts receivable - related parties                                                 5,716                7,956
   Prepaid expenses and other current assets                                             1,995                  106
                                                                          --------------------- --------------------
            Total Current Assets                                                       158,062              134,258
                                                                          --------------------- --------------------
PROPERTY AND EQUIPMENT
   Computer software and hardware                                                       51,407               66,611
   Internally developed software                                                       270,000              270,000
   Computer hardware under capital leases                                                    0              417,268
   Leasehold improvements                                                               14,420               14,420
                                                                          --------------------- --------------------
   Subtotal property and equipment                                                     335,827              768,299
   Less: Accumulated depreciation and amortization                                    (225,581)            (241,929)
                                                                          --------------------- --------------------
            Total Property and Equipment                                               110,246              526,370
                                                                          --------------------- --------------------
OTHER ASSETS
   Other                                                                                 6,413                7,307
                                                                          --------------------- --------------------
            Total Other Assets                                                           6,413                7,307
                                                                          --------------------- --------------------
Total Assets                                                                          $274,721             $667,935
                                                                          --------------------- --------------------

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
 Accounts payable:
  Trade                                                                               $446,713             $368,741
  Related party                                                                         24,870               24,870
 Accrued payroll liabilities                                                           103,950               55,637
 Accrued expenses:
  Trade                                                                                 59,198               62,425
  Related party                                                                              0               90,914
  Interest                                                                              49,107               26,840
 Current portion of capital lease obligation                                            84,504              297,708
 Convertible notes payable - related parties                                           250,000              250,000
 Notes payable from stockholders                                                       317,602              113,000
 Line of credit                                                                         10,100                    0
                                                                          --------------------- --------------------
            Total Current Liabilities                                                1,346,045            1,290,135
                                                                          --------------------- --------------------
Convertible Debt                                                                       550,000
Capital lease obligation, net of current portion                                       115,000                    0
                                                                          --------------------- --------------------
Total Liabilities                                                                    2,011,045            1,290,135
                                                                          --------------------- --------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
 Preferred stock - $.001 par value; 1,000,000 authorized; Series B
  convertible, 582,973 issued and outstanding                                              583                  583
 Common stock - $0.001 par value; 100,000,000 authorized; 6,283,788 and
  4,433,788 shares issued and outstanding                                                6,284                4,434
 Additional paid-in capital                                                          3,945,763            3,833,713
 Subscriptions receivable                                                               (8,670)              (8,670)
 Accumulated deficit                                                                (5,680,284)          (4,452,260)
                                                                          --------------------- --------------------
Total stockholders' equity (deficiency)                                             (1,736,324)            (622,200)
                                                                          --------------------- --------------------
Total liabilities and stockholders' equity (deficiency)                               $274,721             $667,935
                                                                          --------------------- --------------------

     The accompanying notes are an integral part of the financial statements



                       SOLAR SATELLITE COMMUNICATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended                 Nine Months Ended
                                                                 September 30,                       September 30
                                                        ---------------------------------  ---------------------------------
                                                             2002              2001             2002              2001
                                                        ----------------  ---------------  ----------------  ---------------

Revenues:
   Trade                                                        $51,538          $53,873          $178,542         $141,400
   Related parties                                                  706           10,868             8,510           10,868
                                                        ----------------  ---------------  ----------------  ---------------

            Total revenues                                       52,244           64,741           187,052          152,268

Cost of sales                                                    39,390           37,943           142,751          117,063
                                                        ----------------  ---------------  ----------------  ---------------
Gross profit                                                     12,854           26,798            44,301           35,205

Operating expenses
   Selling, general and administrative                          469,870          359,813           809,425        1,212,071
   Professional fees - related party                              9,000           28,085            27,000           28,085
   Stock-based compensation                                      56,250                0           241,350                0
                                                        ----------------  ---------------  ----------------  ---------------

            Total operating expenses                            535,120          387,898         1,077,775        1,240,156
                                                        ----------------  ---------------  ----------------  ---------------
Loss from operations                                           (522,266)        (361,100)       (1,033,474)      (1,204,951)

Other income (expense):
   Interest income                                                    0           18,623                39           18,623
   Interest expense - monetary                                  (12,627)         (10,504)          (47,428)         (28,253)
   Interest expense - non-monetary                                    0                0                 0          (41,657)
   Bad debt expense                                                (523)               0            (6,921)               0
   Loss on disposal of assets                                    (5,218)               0          (140,240)               0
                                                        ----------------  ---------------  ----------------  ---------------
            Total other income (expense)                        (18,368)          (8,119)         (194,550)         (51,287)
                                                        ----------------  ---------------  ----------------  ---------------
Net (loss)                                                    $(540,634)       $(352,981)      $(1,228,024)     $(1,256,238)
                                                        ================  ===============  ================  ===============
Net loss per weighted average share                             $ (0.09)         $ (0.22)          $ (0.20)         $ (0.78)
                                                        ================  ===============  ================  ===============
Weighted average number of shares                             6,283,788        1,619,500         6,283,788        1,619,500
                                                        ================  ===============  ================  ===============






     The accompanying notes are an integral part of the financial statements






                       SOLAR SATELLITE COMMUNICATION, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                              ADDITIONAL
                                  PREFERRED STOCK         COMMON STOCK         PAID-IN    SUBSCRIPTIONS   ACCUMULATED
                                  SHARES    AMOUNT      SHARES     AMOUNT      CAPITAL      RECEIVABLE      DEFICIT        TOTAL
                                  ----------------  ----------------------  ----------------------------  ------------  ------------

BEGINNING BALANCE,
December 31, 1999                   16,000     $16     1,649,500    $1,650      $443,584             $0     $(675,107)    $(229,857)
 Contributed capital                     0       0             0         0       388,233       (140,047)            0       248,186
 Issuance of compensatory stock
    Options                              0       0             0         0       162,198              0             0       162,198
 Warrants issued for services            0       0             0         0        77,466              0             0        77,466
 Warrants issued with debt               0       0             0         0       503,037              0             0       503,037
 Beneficial conversion feature           0       0             0         0       120,430              0             0       120,430
 Preferred stock issued for
    Services                        18,400      18             0         0       114,982              0             0       115,000
 Preferred stock issued for cash    40,600      41             0         0       227,734              0             0       227,775
 Net loss                                0       0             0         0             0              0    (1,982,969)   (1,982,969)
                                  ----------------  ----------------------  ---------------------------- ------------   ------------

BALANCE, December 31, 2000          75,000      75     1,649,500     1,650     2,037,664       (140,047)   (2,658,076)     (758,734)
 Subscriptions received, net             0       0             0         0             0        131,377             0       131,377
 Common stock repurchased for
  cash                                   0       0       (30,000)      (30)      (49,970)             0             0       (50,000)
 Preferred B issued for cash       582,973     583             0         0     1,448,758              0             0     1,449,341
 Preferred A forward split         107,394     107             0         0          (107)             0             0             0
 Reverse merger                   (182,394)   (182)    2,814,288     2,814       397,368              0             0       400,000
 Net loss                                0       0             0         0             0              0    (1,794,184)   (1,794,184)
                                  ----------------  ----------------------  ---------------------------- ------------   ------------

BALANCE, December 31, 2001         582,973     583     4,433,788     4,434     3,833,713         (8,670)   (4,452,260)     (622,200)
 Common stock issued for services        0       0     1,850,000     1,850       239,500              0             0       241,350
 Deferred compensation                   0       0             0         0      (127,450)             0             0      (127,450)
 Net loss                                0       0             0         0             0              0    (1,228,024)   (1,288,024)
                                  ----------------  ----------------------  ---------------------------- ------------   ------------

ENDING BALANCE,
September 30, 2002 (unaudited)     582,973    $583    $6,283,788    $6,284    $3,945,763        $(8,670)  $(5,680,284)  $(1,736,324)
                                  ================  ======================  ============================ ============   ============








     The accompanying notes are an integral part of the financial statements



                       SOLAR SATELLITE COMMUNICATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                  Nine Months Ended September 30,
                                                                             ---------------------------------------
                                                                                  2002                   2001
                                                                             -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                          $(1,228,024)          $(1,256,238)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     111,712               121,046
    Stock-based compensation                                                          241,350                     0
    Bad debt expense                                                                    6,921                 1,498
    Interest expense - non-monetary                                                         0                     0
    Contributed services                                                                    0                     0
    Amortized discount on subscription receivable                                           0                     0
    Loss on disposal of assets                                                        140,240                     0
Changes in operating assets and liabilities, net of effects of acquisition:
    Accounts receivable - trade                                                        12,305                (2,973)
    Accounts receivable - related party                                                 2,240                     0
    Prepaid expenses and other assets                                                     993                68,953
    Accounts payable - trade                                                           77,792                19,906
    Accounts payable - related party                                                        0                     0
    Accrued payroll liabilities                                                        48,313                96,327
    Accrued interest                                                                   22,267                     0
    Accrued expenses - trade                                                           (3,227)              (52,419)
    Accrued expenses - related party                                                  (90,914)                    0
                                                                             -----------------     -----------------
Net cash used in operating activities                                                (657,852)           (1,003,900)
                                                                             -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase certificate of deposit - restricted                                      (25,660)                    0
    Purchase of property and equipment                                                      0               (89,699)
                                                                             -----------------     -----------------

Net cash used in investing activities                                                 (25,660)              (89,699)
                                                                             -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Cash acquired in reverse merger                                                         0                     0
    Proceeds from bank overdraft                                                            0                11,863
    Receipt of subscriptions receivable                                                     0               131,377
    Proceeds from issuance of common stock                                                  0                     0
    Repurchase of common stock                                                              0               (50,000)
    Proceeds from issuance of preferred stock                                               0             1,449,341
    Proceeds of notes payable - related parties, net of payments                      204,602              (213,277)
    Payments on notes payable - related parties                                             0                     0
    Payments on capital lease obligations                                             (93,405)              (60,220)
    Advance on Series B preferred stock                                                     0              (275,000)
    Proceeds of convertible debt                                                      550,000                     0
    Payments on notes payable, other                                                        0               106,184
    Proceeds from line of credit                                                       10,100               (50,000)
    Payments on line of credit                                                              0                     0
                                                                             -----------------     -----------------
Net cash provided by financing activities                                             671,297             1,050,268
                                                                             -----------------     -----------------
Changes in cash                                                                       (12,215)              (43,331)
Cash at beginning of period                                                            88,148                43,331
                                                                             -----------------     -----------------
Cash at end of period                                                                 $75,933                    $0
                                                                             =================     =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid in cash                                                                  $0               $42,003
                                                                             =================     =================
NON-CASH FINANCING ACTIVITIES:    Fixed assets acquired by capital lease                   $0              $219,168
                                                                             =================     =================


     The accompanying notes are an integral part of the financial statements

(Information with regard to the nine months ended September 30, 2002 and 2001 is unaudited)

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

2.  GOING CONCERN
The Company has incurred operating losses totaling approximately $5,680,000 at September 30, 2002, and has significant obligations due and past due. The Company raised approximately $1,500,000 in January 2001 from an investment fund and closed on various other loans in 2002 of approximately $750,000. Management is actively seeking other forms of financing to fund its operations for subsequent periods.

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

In 2001 and 2000, the concentration of credit risk was distributed evenly over the total customer base. In 2002, 2001 and 2000, approximately 4.5%, 10% and 13% of the Company's revenue was generated from a related party.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three to ten years. Assets acquired under capital lease agreements are recorded at the lesser of the net present value of lease payments or the fair value of the property, and are amortized on a straight-line basis over the lease term.

Amortization of capital leases is included in depreciation and amortization. Depreciation and amortization expense was $111,799 and $121,000 in 2002 and 2001, respectively.

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

INTERIM FINANCIAL INFORMATION
The financial statements for the nine months ended September 30, 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

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

5.  NOTES PAYABLE

LINE OF CREDIT
In June 2000, the Company entered into a working capital loan agreement with a bank totaling $50,000. Borrowings bear interest at 10.5% and are due on January 1, 2001. An outside board member guaranteed the loan. In consideration for the guarantee, the Company granted a ten-year, fully vested warrant to purchase 50,000 shares of common stock at an exercise price of $1.28 per share. Additionally, the Company granted similar warrants to purchase 10,000 shares of common stock to the guarantor every 30 days beginning August 30, 2000, until the loan was repaid. The total number of shares purchasable under the warrants granted to the board member pursuant to this agreement was 50,000. The Company valued these options using the Black-Scholes option pricing model and recorded interest expense of $235,000. This loan was repaid in full in January 2001.

CONVERTIBLE NOTES PAYABLE
In August 2000, the Company received $276,750 from various investors in exchange for convertible notes payable (the Notes). The Notes bear interest at an annual rate of 10% and are due on the earlier of 90 days or upon receipt of $500,000 in funding. The Notes are convertible into shares of common stock at $1.28 per share. The Company made payments of $10,000 in 2000, with the balance being paid in full in January 2001.

In conjunction with the convertible notes payable, the Company issued five-year warrants to purchase 43,000 shares of common stock at an exercise price of $1.28. The warrants are immediately exercisable. If the Notes are not repaid, then for each subsequent 90-day period in which the Notes remain outstanding, they automatically convert into loans with a term of 90 days, and additional warrants to purchase common stock will be granted. The Company recorded an aggregate debt discount of $120,430 for the value of the warrants and the ability to convert at a discount from market value. The discount was amortized over the 90 day term of the Notes.

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

In September 2002, the Company obtained approximately $550,000 in convertible promissory notes. The $50,000 convertible note carries an interest rate of 10% and is due on the earlier of September 30, 2003 or upon the closing of a private placement or public offering of at least $5,000,000. The note is convertible at 80% of market price and has detachable warrants for 39,962 shares of common stock with an exercise price of $0.65.

The $500,000 convertible note carries an interest 12% and is due upon the earlier of March 15, 2003 or the occurrence of a financing event in which the Company receives debt or equity capital in an amount of $ 2 million, exclusive of the current $2 million offering. This note is convertible at $0.65 per share and has detachable warrants for 969,231 shares of common stock with an exercise price of $0.65 per share. This note has senior security interest in all the Company's assets, subordinate only to receivables financing. It is also secured by 250,000 Preferred C shares, the certificate of which is held in escrow, that have voting rights of 40 to 1. In the event of default the investors have the right to appoint the Board of Directors.

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

In June 2001, the other co-founder loaned the Company $8,500. In April 2002, this co-founder agreed to settle the $8,500 balance of this loan by accepting certain computer equipment with a remaining book value approximately equal to the loan balance.

Stockholders loaned the Company $103,000 in December 2001. At December 31, 2001 and 2000, respectively, the Company had gross demand notes outstanding with shareholders totaling $363,000 and $251,750. Accrued interest on the notes totaled $26,840 and $10,605. $251,750 was repaid on January 16, 2001. In the first quarter of 2002, the relative of a director loaned the Company $10,000 on a short-term basis.

LINE OF CREDIT - RELATED PARTY
In April 2002, the Company entered into a $300,000 line of credit with an entity 50% owned by the CEO, who is a stockholder. The interest rate is prime plus 1%, with a 5% origination fee. The lender also received 115,385 warrants for shares of common stock with an exercise price of $0.65 per share. At September 30, 2002, $213,102 had been advanced under this facility.

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

On June 1, 2000, a promissory note payable to the Company for the principle amount of $150,000 that is non-interest bearing, payable in twenty-four months and secured by shares in the Company, was issued by a key executive for additional paid-in capital. The note was discounted using a 10% interest rate. The discount is being amortized over the life of the note. This note was paid in full in 2001.

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

CONVERTIBLE PROMISSORY NOTES (CONTINUED)
The entire principal and the accrued interest of each note may be converted at the option of the note holder. The number of common stock to be issued shall be equal to the number of shares derived by the quotient obtained by dividing the outstanding principal and accrued interest balance amount of the note by the lesser of 50% of the lowest price per share at which any merger transaction is consummated during the term of the note, or $2.60 per share.

In March 2002, the holders agreed to negotiate a new maturity date for those notes. In June 2002, the holders agreed to extend the maturity date to December 31, 2002 in exchange for an additional 130,792 warrants for common stock with an exercise price of $0.50 per share.

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


6.  RELATED PARTY TRANSACTIONS (CONTINUED)

In April 2002, the Company entered into one year agreements with a stockholder and an officer to be the CEO and President and CFO. These officers received
450,000 shares of common stock as compensation, valued at $225,000. The value was recorded as deferred compensation and is being amortized over the life of the agreements. For the nine months ended September 30, 2002, $241,350 was amortized.

EMPLOYEE AGREEMENTS (CONTINUED)
In August  2002,  the Company  hired a new  president  for its  subsidiary  at a starting  salary of $120,000  plus bonuses per year.  He also  received  250,000 warrants with an exercise price of $0.50 per share.

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

In August 2002, the Company entered into a 2 1/2 year sub-lease agreement for new office space. Under the terms of the sub-lease, the Company received three months' free rent. The first year totals $76,980 or $6,415 per month, the second year is $79,289 or $6,607 per month, and the last eight months are $54,451 or $6,806 per month.

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

In April and May 2002, the Company issued 115,385 warrants in conjunction with a line of credit and 130,792 warrants in conjunction with extending the due date of an existing convertible promissory note.

In September, 2002, the Company issued 1,009,193 warrants with an exercise price of $0.65 in conjunction with the new $550,000 convertible debt. A related party received 1,169 warrants with an exercise price of $0.65 per share in conjunction with this new debt.

The Company has not recorded any expense related to the 2001 and 2002 warrants, as it is currently re-evaluating the expense recorded in 1999 and 2000, due to two repricings of the common stock. If the Company determines that an expense should be recorded, the Company intends to restate its financials at that time.


8.  STOCKHOLDERS' DEFICIT (CONTINUED)

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

DPI applies APB 25 in accounting for its stock option plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS 123's fair value method to the DPI's stock-based awards results in net losses of $2,129,973 and $696,873 in 2001 and 2000, respectively. The weighted average fair value of the options granted in 2000 and 1999, used as a basis for the above pro forma disclosures, was estimated as $4.47 and $1.74, respectively, as of the date of grant using a minimum value method option pricing model with


8.  STOCKHOLDERS' DEFICIT (CONTINUED)

STOCK OPTIONS (CONTINUED)
the following assumptions: dividend yield 0%, risk-free interest rate of 5% and expected lives of 8.5 years. The effect of applying SFAS 123 on 2000 and 1999 pro forma net loss as stated above is not necessarily representative of the effects on reported net losses for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

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




9.  INCOME TAXES (CONTINUED)

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

At September 30, 2002, the Company has available net operating loss carryforward of $5,680,000 that expire in various years through 2021, if unused.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

         The Company's activities are substantially conducted through its subsidiary, DocumentPlanet Inc. Document Planet is a start-up company having limited sales. The Company is carrying on activities to acquire additional organizations that will add sales.

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

         At the end of the third quarter, the Company hired Joseph A. Manganello as President for the Document Planet subsidiary. Mr. Manganello has been in executive management positions in the printing and graphic arts industry for over 30 years. He brings to the Company a tremendous breadth of experience in print production and sales management. He has built sales organizations and increased revenue and profit margins, most recently as General Manager of Printing and Digital Publishing with ABC Imaging Inc. Mr. Manganello's hiring is an essential first step in the implementation of its business plan.

         At the beginning of the fourth quarter, the Company hired Timothy Lane as Vice President of Business Development. Mr. Lane has over twenty-five years experience in printing sales and production management. He brings with him annual sales volume of over $1 million, from customers such as The Ratner Companies, d/b/a/ The Hair Cuttery. Mr. Lane will be responsible for strategically directing corporate sales and marketing activities, including further implementing the sales model with the Company's customers and production partners.

Liquidity and Capital Resources

         As of September 30, 2002, the Company had cash and cash equivalents of $75,933, a decrease of $12,215 from December 31, 2001. The Company lost
$1,228,024 from operations. An increase in working capital, primarily from accounts payable partially offset the loss. In April, the Company secured bridge financing of $300,000 from B & H Investments, a firm whose partners include Lawrence J. Hoffman, Chairman of the Company's Board of Directors. In September, the Company raised $550,000 in a Secured Convertible Note Offering.

         The Company is continuing to raise funds under the private Secured Convertible Note Offering. The Company expects to close on an additional $2.5 million by the end of December, of which $500,000 would be used to pay off the $500,000 convertible note obtained in September. This financing would be sufficient to implement the Company's business strategy and for expected working capital requirements through 2003.

                                     Part II

Item 1.  Legal Proceedings

         There is one pending action asserting a claim against DocumentPlanet, Inc., a wholly owned subsidiary of the Company. This action relates to leased equipment which the Company returned. The Company recorded a contingent liability of $115,000 related to the expected lawsuit.

         No other legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.


Item 2.  Changes in Securities and Use of Proceeds

         In the second quarter, the Company issued 1,400,000 shares of common stock at par value to a consulting company for services rendered under an agreement dated November 13, 2001. The Company also issued 450,000 shares of common stock valued at $225,000 under two employment agreements. There have been no changes in the third quarter.


Item 3.  Defaults in Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the quarter ending September 30, 2002 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information

         The Company filed a Transitional 10-KSB on April 16, 2002.

Item 6.  Exhibits and Reports on Form 8-K.

         The following Reports on Form 8-K were filed during the quarter ended March 31, 2002:

Date Filed      Description
2/15/02         Form 8-K: Change in Certifying Accountants and Change in Fiscal
                Year End
2/20/02         Form 8-KA: Amendment to Merger Form 8-k, including financial statements of  Document Planet, Inc., the acquired subsidiary.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Solar Satellite Communication, Inc.



By:      /s/ Linda A. Broenniman                     Date:  November 14, 2002
         -----------------------------------
         Linda A. Broenniman
         President, Chief Financial Officer,
         Treasurer and Secretary, Director